Form 10QSB
period 2006-12-31
Sugar Creek Financial Corp
filed 2007-05-07
CIK 1382905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-52532

SUGAR CREEK FINANCIAL CORP.

(Exact name of small business issuer as specified in its charter)

United States	74-321059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Broadway, Trenton, Illinois 62293-1304

(Address of principal executive offices)

(618) 224-9228

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2007 there were no shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SUGAR CREEK FINANCIAL CORP.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

At December 31, 2006, Sugar Creek Financial Corp. (the “Company”) had not yet been organized and was not an operating company. Therefore, the information presented in this report is for the Bank only.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(unaudited)
ASSETS
Cash and due from banks	$1,629,299	$1,433,796
Federal funds sold	593,000	1,381,000
FHLB daily investment	1,230,094	2,295,887

Cash and cash equivalents	3,452,393	5,110,683
Stock in Federal Home Loan Bank of Chicago	1,660,145	2,831,455
Loans receivable, net of allowance for loan losses of $130,000 at December 31, 2006 and March 31, 2006	76,429,214	67,092,183
Premises and equipment, net	877,623	932,791
Accrued interest receivable:
Securities	4,000	13,666
Loans receivable	280,746	258,000
Other assets including prepaid income taxes	361,022	197,414

Total assets	$83,065,143	$76,436,192

LIABILITIES AND RETAINED EARNINGS
Deposits	$60,039,316	$59,456,021
Accrued interest on deposits	241,776	189,340
Advances from FHLB of Chicago	16,000,000	10,000,000
Advances from borrowers for taxes and insurance	209,332	269,562
Other liabilities	524,447	571,799

Total liabilities	77,014,871	70,486,722

Commitments and contingencies
Retained earnings, substantially restricted	6,050,272	5,949,470

Total liabilities and retained earnings	$83,065,143	$76,436,192

See Notes to the Unaudited Consolidated Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
INTEREST INCOME
Loans receivable	$1,121,058	$933,394	$3,224,598	$2,754,089
Securities	15,753	21,875	48,852	90,884
Other interest-earning assets	35,167	27,627	115,061	73,979

Total interest income	1,171,978	982,896	3,388,511	2,918,952

INTEREST EXPENSE
Deposits	529,943	352,272	1,492,422	901,665
Advances from FHLB	183,917	130,379	478,646	416,502

Total interest expense	713,860	482,651	1,971,068	1,318,167

Net interest income	458,118	500,245	1,417,443	1,600,785
Provision (credit) for loan losses	—	—	(4,452)	—

Net interest income after provision for loan losses	458,118	500,245	1,421,985	1,600,785

NONINTEREST INCOME
Loan service charges	6,530	3,987	14,572	22,527
Service charges on deposit accounts	22,312	14,735	63,875	37,311
Gain on sale of investment in service bureau	—	16,286	18,491	345,166
Other	2,770	2,997	8,146	10,327

Total noninterest income	31,612	38,005	105,084	415,331

NONINTEREST EXPENSE
Compensation and benefits	280,130	278,054	809,249	779,315
Occupancy expenses	20,826	23,486	63,897	76,469
Equipment and data processing	81,524	70,839	223,411	204,752
Federal deposit insurance premiums	1,873	1,655	5,505	4,969
Advertising	21,357	14,815	49,018	37,762
Supplies expense	7,348	9,432	29,933	23,992
Other	68,982	56,791	180,174	174,300

Total noninterest expense	482,040	455,072	1,361,187	1,301,559

Earnings before income taxes	7,690	83,178	165,792	714,557

INCOME TAXES	2,147	32,606	64,990	279,588

NET EARNINGS	$5,543	$50,572	$100,802	$434,969

See Notes to the Unaudited Consolidated Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Retained Earnings

(Unaudited)

Retained Earnings
(unaudited)
Balance at March 31, 2006	$5,949,470
Net earnings	100,802

Balance at December 31, 2006	$6,050,272

See Notes to the Unaudited Consolidated Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
	(unaudited)
Cash flow from operating activities:
Net earnings	$100,802	$434,969
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	67,452	69,799
FHLB stock dividends	—	(97,255)
Amortization of deferred loan fees, net	(10,722)	(11,906)
Provision (credit) for loan losses	(4,452)	—
Decrease (increase) in accrued interest receivable	(13,080)	(49,755)
Decrease (increase) in other assets	(163,608)	56,024
(Increase) decrease in:
Accrued interest on deposits	52,436	62,260
Other liabilities	(47,352)	(123,662)
Accrued income taxes	—	(158,319)
Net cash provided by operating activities	(18,524)	182,155

Cash flows from investing activities:
Net decrease (increase) in loans receivable	(9,321,858)	(5,015,595)
Redemption of FHLB stock	1,171,310	—
Purchase of premises and equipment	(12,284)	(29,687)
Net cash provided by (used for) investing activities	(8,162,832)	(5,045,282)

Cash flows from financing activities:
Net increase (decrease) in deposits	583,295	7,011,175
Increase (decrease) in advances from borrowers for taxes and insurance	(60,229)	(46,455)
Proceeds from advances from FHLB	6,000,000	2,000,000
Repayment of advances from FHLB	—	(4,000,000)

Net cash provided by (used for) financing activities	6,523,066	4,964,720

Net increase (decrease) in cash and cash equivalents	(1,658,290)	101,593
Cash and cash equivalents at beginning of the period	5,110,683	3,349,527

Cash and cash equivalents at end of period	$3,452,393	$3,451,120

Supplemental Disclosures—cash paid during the period for:
Interest on deposits and advances from FHLB	$1,899,209	$1,264,723
Federal and state income taxes	37,999	437,907

See Notes to the Unaudited Consolidated Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

December 31, 2006

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Tempo Bank (the “Bank”) included in the Company’s prospectus, dated February 12, 2007.

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans.

(2)	Plan of Reorganization and Stock Issuance

Sugar Creek Financial Corp. was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, Sugar Creek Financial Corp. sold 45% of its outstanding shares of common stock (408,095 shares) to the public and issued 55% of its outstanding shares of common stock (498,784 shares) to Sugar Creek MHC, the mutual holding company of the Bank. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and are estimated to be approximately $611,000. Net proceeds from the common stock offering amounted to approximately $3.47 million.

(3)	Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company did not exist as of December 31, 2006, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at December 31, 2006 and for the nine months ended December 31, 2006 and 2005 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe our future plans, strategies and expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate market values in our area, and changes in relevant accounting principles and guidelines.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Sugar Creek Financial Corp. is the holding company for Tempo Bank. Tempo Bank operates from two offices in Trenton and Breese, Illinois. Tempo Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate a variety of consumer and business loans.

Balance Sheet Analysis

Overview. Our total assets increased by $6.6 million, or 8.7%, to $83.1 million at December 31, 2006 from $76.4 million at March 31, 2006. The increase resulted primarily from an increase in loans and was partially offset by a decrease in cash and cash equivalents and Federal Home Loan Bank stock.

Loans. Loans, net of allowance for loan losses, increased by $9.3 million, or 13.9%, to $76.4 million at December 31, 2006 from $67.1 million at March 31, 2006. Nonaccrual loans at December 31, 2006 amounted to $712,000 compared to $805,000 at March 31 ,2006. There were no other nonperforming assets at either date.

Nonperforming Assets

(Dollars in thousands)	December 31, 2006	March 31, 2006
Nonaccrual loans:
Residential real estate	$712	$804
Commercial real estate	—	—
Commercial	—	—
Consumer	—	1

Total	712	805

Total nonperforming assets	712	805

Total nonperforming loans to total loans	0.93%	1.20%
Total nonperforming loans to total assets	0.86	1.05
Total nonperforming assets and troubled debt restructurings to total assets	0.86	1.05

Investments. Federal Home Loan Bank stock decreased $1.1 million to $1.7 million at December 31, 2006 from $2.8 million at March 31, 2006 following a redemption of stock of $815,000 on June 30, 2006 and a second redemption of $356,000 at December 14, 2006.

Deposits. Total deposits increased $583,000, or 1.0%, to $60.0 million at December 31, 2006 from $59.5 million at March 31, 2006. Core deposits decreased $820,000, or 4.9%, to $16.0 million at December 31, 2006 from $16.8 million at March 31, 2006. Certificate of deposits increased $1.4 million, or 3.3%, to $44.0 million at December 31, 2006 from $42.6 million at March 31, 2006. Federal Home Loan Bank advances increased $6.0 million, or 60.0%, to $16.0 million at December 31, 2006 from $10.0 million at March 31, 2006. During the period, depositors reinvested rate sensitive money from core deposits as well as from maturing certificates into higher-yielding, shorter term certificates. The increased advances were used to fund the remainder of the loan growth during the period.

Borrowings. We use short-term FHLB advances as an additional source of liquidity. At December 31, 2006, we had $16.0 million of short-term advances outstanding.

Results of Operations for the Three Months Ended December 31, 2006 and 2005.

General. Net earnings for the three months ended December 31, 2006 was $6,000, a decrease of $45,000 from the three months ended December 31, 2005. The decrease in net earnings was primarily the result of a decrease of $42,000 in net interest income for the three month period ended December 31, 2006 compared to the three month period ended December 31, 2005.

Total Interest Income. Total interest income increased $189,000 to $1.2 million for the three months ended December 31, 2006 from $983,000 for the same period ended December 31, 2005. The increase was primarily a result of a $188,000 increase in interest income on loans due to an increase in both the average balance of loans and the average yield on loans.

Total Interest Expense. Total interest expense increased by $231,000 to $714,000 for the three months ended December 31, 2006 from $483,000 for the three months ended December 31, 2005. The increase resulted from an increase in interest expense on deposits of $177,000 and an increase in interest on Federal Home Loan Bank advances of $54,000 for the three months ended December 31, 2006 due to increases in the average balances of, and average rate paid on, both deposits and Federal Home Loan Bank advances.

Net Interest Income. Net interest income decreased $42,000 to $458,000 for the three months ended December 31, 2006 from $500,000 for the three months ended December 31, 2005.

The following table summarizes average balances and average yields and costs for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$75,898	$1,121	5.91%	$64,726	$933	5.77%
Stock in FHLB of Chicago	1,898	16	3.32	2,823	22	3.10
Other interest-earning assets	1,785	35	7.88	2,420	28	4.57

Total interest-earning assets	79,581	1,172	5.89	69,969	983	5.62

Noninterest-earning assets	2,530			2,523

Total assets	82,111			72,492

Liabilities and equity:
Total interest-bearing deposits	57,916	530	3.66	52,020	353	2.71

FHLB advances	15,000	184	4.90	11,000	130	4.74
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	72,916	714	3.92	63,020	483	3.06

Noninterest-bearing NOW accounts	2,143			2,145
Other noninterest-bearing liabilities	1,004			1,427

Total liabilities	76,063			66,592

Retained earnings	6,048			5,900

Total liabilities and retained earnings	$82,111			$72,492

Interest rate spread			1.97%			2.56%
Net interest income		$458			$500

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and peer group information and industry loss statistics.

For the three month period ended December 31, 2006 and December 31, 2005, no additions were made to allowance for loan losses which balance was $130,000 for both periods.

Analysis of Loan Loss Experience

	Three Months Ended December 31,
(Dollars in thousands)	2006	2005
Allowance at beginning of period	$130	$130
Provision (recovery of) for loan losses	—	—
Charge-offs	—	—
Recoveries	—	—

Net recovery (charge-offs)	—	—
Allowance at end of period	$130	$130

Allowance to nonperforming loans	18.25	25.43
Allowance to total loans outstanding at the end of the period	0.17	0.20
Net charge-offs (recoveries) to average loans outstanding during the period	—	—

Noninterest Income. Noninterest income includes service charges on deposit accounts and other service charges and fees, loan servicing fees, gain on sale of securities and other income. Total noninterest income decreased $6,000 for the three month period ended December 31, 2006 to $32,000 from $38,000 for the three months ended December 31, 2005. The three months ended December 31, 2005 included a non-recurring gain on sale of stock in a service bureau of $16,000.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased $27,000 to $482,000 for the three months ended December 31, 2006 from $455,000 for the three months ended December 31, 2005. This increase was due to higher equipment and data processing expense attributable to the growth of Tempo Bank.

Income Taxes. Income taxes decreased $31,000 to $2,000 for the three months ended December 31, 2006 from $33,000 for the three months ended December 31, 2005. The reduction in tax expense is directly attributable to lower earnings before income taxes for the three months ended December 31, 2006 of $8,000 from $83,000 for the three months ended December 31, 2005.

Results of Operations for the Nine Months Ended December 31, 2006 and 2005

General. Net earnings decreased $334,000 for the nine months ended December 31, 2006 to $101,000 from $435,000 for the nine months ended December 31, 2005. The difference is primarily attributable to the sale of service bureau stock that was recognized during the nine month period ended December 31, 2005.

Total Interest Income. Total interest income for the nine months ended December 31, 2006 increased by $470,000 to $3.4 million from $2.9 million for the nine months ended December 31, 2005. Interest income increased due to a higher average balance of loans and higher interest rates.

Total Interest Expense. Total interest expense increased by $653,000 for the nine months ended December 31, 2006 to $2.0 million from $1.3 million for the nine months ended December 31, 2005. Interest expense increased due to growth in deposits and an increase in advances from the Federal Home Loan Bank, as well as higher interest rates.

Net Interest Income. Net interest income decreased $183,000 for the nine months ended December 31, 2006 to $1.4 million from $1.6 million for the nine months ended December 31, 2005.

The following table summarizes average balances and average yields and costs for the nine months ended December 31, 2006 and 2005.

	Nine Months Ended December 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$73,326	$3,225	5.86%	$62,777	$2,754	5.85%
Stock in FHLB of Chicago	2,225	49	2.93	2,786	91	4.35
Other interest-earning assets	2,408	115	6.37	2,560	74	3.85

Total interest-earning assets	77,959	3,389	5.80	68,123	2,919	5.71

Noninterest-earning assets	2,595			2,898

Total assets	80,554			71,021

Liabilities and equity:
Total interest-bearing deposits	57,946	1,492	3.43	49,367	902	2.44

FHLB advances	13,300	479	4.80	12,300	416	4.51
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	71,246	1,971	3.69	61,667	1,318	2.85

Noninterest-bearing NOW accounts	2,134			1,995
Other noninterest-bearing liabilities	1,174			1,651

Total liabilities	74,554			65,313

Retained earnings	6,000			5,708

Total liabilities and retained earnings	$80,554			$71,021

Interest rate spread			2.11%			2.86%
Net interest income		$1,418			$1,601

Provision for Loan Loss. Recovery of loan losses was $4,000 for the nine months ended December 31, 2006 compared to no provision for loan losses for the nine months ended December 31, 2005. During the nine months ended December 31, 2006, we had net recoveries of $4,000.

Analysis of Loan Loss Experience

	Nine Months Ended December 31,
(Dollars in thousands)	2006	2005
Allowance at beginning of period	$130	$130
Provision (recovery of) for loan losses	(4)	—
Charge-offs	(11)	—
Recoveries	15	—

Net recovery (charge-offs)	4	—
Allowance at end of period	$130	$130

Allowance to nonperforming loans	18.25	25.43
Allowance to total loans outstanding at the end of the period	0.17	0.20
Net charge-offs (recoveries) to average loans outstanding during the period	(0.01)	—

Noninterest Income. Noninterest income decreased $310,000 to $105,000 for the nine months ended December 31, 2006 from $415,000 for the nine months ended December 31, 2005. This decrease was a result of a nonrecurring gain on sale of the stock in a service bureau of $345,000 during the 2005 period.

Noninterest Expense. Noninterest expense increased $60,000 for the nine months ended December 31, 2006 to $1.4 million from $1.3 million for the nine months ended December 31, 2005. Increases in compensation and benefits, equipment and data processing expense, advertising, and office supplies contributed to the increase.

Income Taxes. The provision for income taxes decreased $215,000 to $65,000 for the nine months ended December 31, 2006 from $280,000 for the nine months ended December 31, 2005 due to lower earnings before income taxes.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Chicago. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $3.5 million. On December 31, 2006, we had $16.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2006, we had $300,000 in loan commitments outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net earnings. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We currently have no plans to engage in hedging activities in the future.

Item 3.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Sugar Creek Financial Corp. is not involved in any pending legal proceedings. Tempo Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.0	Plan of Reorganization and Stock Issuance (1)

3.1	Charter of Sugar Creek Financial Corp. (1)

3.2	Bylaws of Sugar Creek Financial Corp. (1)

4.0	Stock Certificate of Sugar Creek Financial Corp. (1)

31.0	Rule 13a-14(a)/15d-14(a) Certification of Chairman, Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139332.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Dated: May 4, 2007	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer)