Form 10KSB
period 2007-03-31
Sugar Creek Financial Corp
filed 2007-06-27
CIK 1382905

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-52532

SUGAR CREEK FINANCIAL CORP.

(Name of small business issuer in its charter)

United States	74-3210459
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Broadway, Trenton, Illinois	62293
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (618) 224-9228

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $4.7 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at May 1, 2007 was $3.9 million, based upon the closing price of $10.60 as quoted on the OTC Bulletin Board for May 1, 2007. Solely for purposes of this calculation, the shares held by Sugar Creek MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of May 1, 2007, the issuer had 906,879 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Sugar Creek Financial Corp. (the “Company”), Sugar Creek MHC and Tempo Bank (the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Sugar Creek Financial Corp. and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Sugar Creek Financial was organized as a federal corporation at the direction of Tempo Bank in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on April 3, 2007. In the reorganization, Sugar Creek Financial sold 408,095 shares of its common stock to the public and issued 498,784 shares of its common stock to Sugar Creek MHC, the mutual holding company of the Bank. Total shares issued and outstanding on April 3, 2007 were 906,879. In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering (approximately $611,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $3.11 million, after deduction of conversion costs and unearned compensation of $355,000 related to shares issued to the ESOP.

As a result of the reorganization, Tempo Bank is a wholly owned subsidiary of Sugar Creek Financial, which is a majority-owned subsidiary of Sugar Creek MHC. Sugar Creek Financial’s business activities consist of the ownership of the outstanding capital stock of Tempo Bank and management of the investment of offering proceeds retained from the reorganization and offering. Initially, Sugar Creek Financial will neither own nor lease any property but will instead use the premises, equipment and other property of Tempo Bank with the payment of appropriate rental fees, under the terms of an expense allocation agreement. In the future, Sugar Creek Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Tempo Bank was originally chartered in 1889 as an Illinois state-chartered mutual building and loan association named “Trenton Building and Loan Association.” Tempo Bank converted to a federally chartered savings bank in 1989 and changed its name to “Tempo Bank, A Federal Savings Bank.” Tempo Bank adopted its present name in October 2006.

Our website address is www.tempobank.com. Information on our website should not be considered a part of this Form 10-KSB.

Market Areas

We are headquartered in Trenton, Illinois. In addition to our main office, we operate a full-service branch office in Breese, Illinois. Trenton and Breese are in Clinton County, Illinois, approximately 35 miles east of St. Louis, Missouri. Historically, substantially all of our loans were made to borrowers who resided within approximately 18 miles of our main office which includes the communities in Clinton County, eastern St. Clair County and southeastern Madison County.

The communities served by Tempo Bank are economically diverse. The communities in Clinton County and southeastern Madison County are generally rural and have an agriculturally-based economy. St. Clair County, Illinois, is immediately due east of St. Louis, Missouri and is home to Scott Air Force Base, the number three employer in the St. Louis region. The communities that we serve in eastern St. Clair County were once dominated by agriculture. In the past several years, however, as the St. Louis metropolitan area has expanded in Illinois, the communities in eastern St. Clair County have experienced economic expansion and now consist of a diverse blend of industries, urban centers and significant corporate investment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and Regions Financial Corporation. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 7.7% of the deposits in Clinton County, Illinois, which was the fourth largest market share out of 12 institutions with offices in Clinton County.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Loans. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 10, 15 or 30 years and balloon mortgage loans with terms of three, five, 10 or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. Our current practice is to retain all mortgage loans that we originate in our loan portfolio.

Borrower demand for adjustable-rate or balloon loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate or balloon loans. The relative amount of fixed-rate, balloon and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest only loans.

We generally do not make high loan-to-value loans (defined as loans with a loan-to-value ratio of 90% or more) without private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Commercial and Multi-Family Real Estate Loans. We occasionally offer fixed-rate, balloon and adjustable-rate mortgage loans secured by commercial and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment, retail, restaurant and office/warehouse buildings.

While the terms of our commercial and multi-family real estate loans are set on a case by case basis, generally these loans are balloon loans with terms of three, five, 10 or 15 years. Loans are secured by first mortgages, and amounts generally do not exceed 85% of the property’s appraised value.

As of March 31, 2007, our largest commercial or multi-family real estate loan was $392,000 and was secured by a retail building. This loan was performing in accordance with its original terms at March 31, 2007.

Land Loans. We also originate fixed-rate loans secured by unimproved land. Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2007, our largest land loan was $237,000 and was secured by undeveloped land. This loan was performing in accordance with its original terms at March 31, 2007.

Consumer Loans. Our consumer loans consist primarily of new and used automobile loans and home equity loans. We occasionally make loans secured by deposit accounts.

Our automobile loans have fixed interest rates and generally have terms up to five years for new automobiles and four years for used automobiles. We will generally offer automobile loans with a maximum loan-to-value ratio of 90% of the purchase price of the vehicle.

We offer home equity loans with a maximum combined loan to value ratio of 89% or less. Home equity loans have fixed interest rates and terms that typically range from one to 15 years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial and Multi-Family Real Estate Loans and Land Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. Loans secured by undeveloped land generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. As a result, repayment of commercial and multi-family real estate and land loans may be subject to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. In reaching a decision on whether to make a commercial or multi-family real estate loan or a land loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25. An environmental survey or environmental risk insurance is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are real estate agents and home builders, existing customers, walk-in traffic, advertising and referrals from customers. We generally originate loans for our portfolio and generally do not purchase or sell loans or participation interests in loans.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. All loans over $50,000 must be approved by the loan committee of the board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2007, our regulatory limit on loans to one borrower was $930,000. At that date, our largest lending relationship was $777,000. As a result of the offering, we expect our regulatory loans to one borrower limit will increase.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock.

At March 31, 2007, our investment portfolio totaled $1.66 million, or 1.84% of total assets, and consisted solely of our investment in Federal Home Loan Bank of Chicago stock.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of Illinois. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing NOW accounts, interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer commercial checking accounts designed for the businesses operating in our market area. We do not have any brokered deposits.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We utilize advances from the Federal Home Loan Bank of Chicago to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of March 31, 2007, we had 17 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Sugar Creek Financial’s only direct subsidiary is Tempo Bank. Tempo Bank does not have any subsidiaries.

Risk Factors

Rising interest rates may hurt our profits and asset values.

Interest rates have recently been at historically low levels. However, between June 30, 2004, and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the effect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

A downturn in the local economy could hurt our profits.

Nearly all of our loans are secured by real estate or made to businesses in Clinton County, southwestern Madison County and eastern St. Clair County, Illinois. The Clinton and Madison County economies are significantly affected by agriculture and agriculture–related industries and offer limited opportunity for significant growth in loan originations or deposits. The economy of eastern St. Clair County and the surrounding communities is heavily dependent on Scott Air Force Base, the number three employer in the St. Louis region. In addition, several defense contractors are currently located in communities near Scott Air Force Base. As a result, a downturn in the local economy, particularly local agriculture or the downsizing or closing of Scott Air Force Base, could cause significant increases in nonperforming loans, which would hurt our earnings. We have no reason to believe that Scott Air Force Base might be downsized or closed. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

As a result of our concentration on one- to four-family residential real estate lending, a downturn in real estate values could hurt our profits.

At March 31, 2007, $70.5 million, or 88.0%, of our loan portfolio consisted of one- to four-family residential real estate loans. Although these types of loans generally expose a lender to less risk of non-payment and loss than commercial and construction loans, the market for loans on one- to four-family homes is significantly dependent on real estate values. A decline in real estate values could cause some of our one- to four-family residential real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could result in a decline in the origination of such loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.16% of total gross loans at March 31, 2007, and material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held 7.7% of the deposits in Clinton County, Illinois. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Tempo Bank, Sugar Creek MHC and Sugar Creek Financial are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Tempo Bank rather than for holders of Sugar Creek Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from new equity benefit plans will adversely affect our profitability.

Our non-interest expenses are likely to increase as a result of additional annual employee compensation expenses stemming from options and shares granted to employees, directors and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation expenses at this time because applicable accounting practices generally require that they be based on the fair market value of the options or shares of common stock at the date of the grant; however, we expect them to be material. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements, which will increase our operating expenses.

As a public reporting company, the federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to certify the adequacy of our internal controls and procedures, which will require us to upgrade our accounting systems. These reporting and compliance obligations will increase our operating expenses and could divert our management’s attention from our operations.

Our return on equity is low compared to other publicly traded financial institutions. A low return on equity may negatively impact the trading price of our common stock.

Net income divided by average equity, known as “return on equity,” is a ratio used by many investors to compare the performance of a financial institution with its peers. For the year ended March 31, 2007, our return on equity was 1.99%. Although we expect that our net income will increase following the offering, we expect that our return on equity will be reduced as a result of the additional capital that we raised in the offering. Over time, we intend to use the net proceeds from the offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt an equity incentive plan in the future. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers, employees and directors through this plan. We may fund the equity incentive plan through the purchase of common stock in the open market, subject to regulatory restrictions, by a trust established in connection with the plan, or from authorized but unissued shares of Sugar Creek Financial common stock. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 1.9%, assuming awards of common stock equal to 1.96% of the shares issued in the offering, including shares issued to Sugar Creek MHC, are awarded under the plan. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 4.7%, assuming stock option grants equal to 4.9% of the shares issued in the offering, including shares issued to Sugar Creek MHC, are granted under the plan.

Sugar Creek MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Sugar Creek MHC owns a majority of Sugar Creek Financial’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Sugar Creek Financial and Tempo Bank also manage Sugar Creek MHC. As a federally chartered mutual holding company, the board of directors of Sugar Creek MHC must ensure that the interests of depositors of Tempo Bank are represented and considered in matters put to a vote of stockholders of Sugar Creek Financial. Therefore, the votes cast by Sugar Creek MHC may not be in your personal best interests as a stockholder. For example, Sugar Creek MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Sugar Creek Financial. Sugar Creek MHC’s ability to control the outcome of the election of the board of directors of Sugar Creek Financial restricts the ability of minority stockholders to effect a change of management. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Sugar Creek MHC, as such transactions require the approval of at least two-thirds of all outstanding voting stock, which can only be achieved if Sugar Creek MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies. Sugar Creek MHC is not able to control, however, the vote for second-step transactions and implementation of equity incentive plans, each of which require, under current Office of Thrift Supervision regulations and policies, approval by the stockholders other than Sugar Creek MHC.

Office of Thrift Supervision policy on remutualization transactions could prevent acquisition of Sugar Creek Financial, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in what is commonly called a “remutualization” transaction. In the past, remutualization transactions resulted in minority stockholders receiving a significant premium for their shares. However, in 2003 the Office of Thrift Supervision issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or further restrict these transactions in the future, our per share stock price may be adversely affected.

Office of Thrift Supervision regulations and anti-takeover provisions in our charter restrict the accumulation of our common stock, which may adversely affect our stock price.

Office of Thrift Supervision regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, Sugar Creek Financial’s charter provides that, until April 4, 2012, no person, other than Sugar Creek Financial MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Sugar Creek Financial. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Regulation and Supervision

General

As a federal mutual holding company, Sugar Creek MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the OTS. Sugar Creek Financial, as a federally chartered corporation, is also subject to reporting to and regulation by the OTS. Tempo Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. Tempo Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. Tempo Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on Sugar Creek MHC, Sugar Creek Financial, Tempo Bank and their operations. Certain regulatory requirements applicable to Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Sugar Creek MHC, Sugar Creek Financial and Tempo Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. Sugar Creek MHC and Sugar Creek Financial are federal savings and loan holding companies within the meaning of federal law. As such, Sugar Creek MHC and Sugar Creek Financial are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Sugar Creek MHC and Sugar Creek Financial and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Tempo Bank.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations, a mutual holding company, such as Sugar Creek MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in federal law, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Tempo Bank must notify the OTS 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization, where Sugar Creek Financial is the stock holding company subsidiary of Sugar Creek MHC. Under these rules, Sugar Creek Financial holds all the shares of Tempo Bank and issued the majority of its own shares to Sugar Creek MHC. In addition, Sugar Creek Financial is permitted to engage in activities that are permitted for Sugar Creek MHC subject to the same terms and conditions. Finally, OTS regulations maintain that Sugar Creek Financial must be federally chartered for supervisory reasons.

Waivers of Dividends. OTS regulations require mutual holding companies to notify the OTS if they propose to waive receipt of dividends from their stock holding company subsidiary. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that Sugar Creek MHC will waive dividends that Sugar Creek Financial may pay, if any.

Conversion of Sugar Creek MHC to Stock Form. OTS regulations permit Sugar Creek MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to Sugar Creek Financial, Sugar Creek MHC’s corporate existence would end and certain depositors of Tempo Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Sugar Creek MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Sugar Creek MHC own the same percentage of common stock in the new holding company as they owned in Sugar Creek Financial immediately before conversion. The total number of shares held by stockholders other than Sugar Creek MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of the Company. Under the Federal Change in Control Act , a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2007, Tempo Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Tempo Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Tempo Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Tempo Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions a, savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2007, Tempo Bank met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like Tempo Bank, it is a subsidiary of a holding company. In the event Tempo Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Tempo Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Persons. Tempo Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including Sugar Creek MHC, Sugar Creek Financial and their non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by Tempo Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, Tempo Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Tempo Bank may make to insiders based, in part, on Tempo Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.

Federal Home Loan Bank System

Tempo Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Tempo Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. Tempo Bank was in compliance with this requirement at March 31, 2007.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, Tempo Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Tempo Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 fiscal year, Tempo Bank’s maximum federal income tax rate was 34%.

Sugar Creek Financial and Tempo Bank have entered into a tax allocation agreement. Because Sugar Creek Financial owns 100% of the issued and outstanding capital stock of Tempo Bank, Sugar Creek Financial and Tempo Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Sugar Creek Financial is the common parent corporation. As a result of this affiliation, Tempo Bank will be included in the filing of a consolidated federal income tax return with Sugar Creek Financial and the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. Prior to 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Tempo Bank uses the experience method bad debt deduction. Approximately $888,000 of our accumulated bad debt reserves would not be recaptured into taxable income unless Tempo Bank makes a “non-dividend distribution” to Sugar Creek Financial as described below.

Distributions. If Tempo Bank makes “non-dividend distributions” to Sugar Creek Financial, the distributions will be considered to have been made from Tempo Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of March 31, 1988, to the extent of the “non-dividend distributions,” and then from Tempo Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Tempo Bank’s taxable income. Non-dividend distributions include distributions in excess of Tempo Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Tempo Bank’s current or accumulated earnings and profits will not be so included in Tempo Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Tempo Bank makes a non-dividend distribution to Sugar Creek Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Tempo Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Illinois Taxation. Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are subject to Illinois income tax at the rate of 7.3% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

ITEM 2.	DESCRIPTION OF PROPERTY

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $867,000 as of March 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Sugar Creek Financial is quoted on the OTC Bulletin Board under the symbol “SUGR.” The Company completed its initial public offering on April 3, 2007 and commenced trading on April 4, 2007. Because the Company’s stock did not begin trading until after the end of the fiscal year, there is no information for high and low sale prices for the year ended March 31, 2007. The closing price of our common stock on April 4, 2007 and May 1, 2007 was $10.00 and $10.60 respectively. As of May 1, 2007 there were approximately 186 holders of record of the Company’s common stock.

The effective date of the Registration Statement on Form SB-2 (File No. 333-139332) was February 12, 2007. The offering was consummated on April 3, 2007 with the sale of 408,095 securities registered pursuant to the Registration Statement. Keefe Bruyette & Woods, Inc. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered and sold was 408,095 shares for aggregate offering proceeds of $4.1 million. In addition, Sugar Creek Financial issued 498,784 shares to Sugar Creek MHC. The expenses incurred in connection with the stock offering were $611,000. The net proceeds resulting from the offering, after deducting conversion expenses and unearned compensation related to the ESOP of $355,000, were $3.11 million. The net proceeds have been invested in loans and cash and cash equivalents.

Sugar Creek Financial is not subject to OTS regulatory restrictions on the payment of dividends. However, Sugar Creek Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Tempo Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized.

As of March 31, 2007, Sugar Creek Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

Since completion of the offering on April 3, 2007, we have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Because Sugar Creek Financial was formed at April 3, 2007, this discussion and analysis reflects the financial statements of the Bank and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of the Bank. The information in this section has been derived from the Bank’s audited financial statements, which appear beginning on page F-1.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and small businesses.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. In recent periods, short-term interest rates (which influence the rates we pay on deposits) have increased, while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income.

A secondary source of income is non-interest income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from loan service charges and service charges on deposit accounts.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist of compensation and benefits expenses, occupancy expenses, equipment and data processing expenses and other miscellaneous expenses, such as advertising, supplies, telephone, postage and professional services.

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. As a result of the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

As a result of the offering, our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees, expenses of shareholder communications and meetings and expenses related to the addition of personnel in our accounting department.

Critical Accounting Policies

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles. Our significant accounting policies are described in note 1 of the notes to financial statements included in this Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 1 and 3 of the notes to the financial statements included in this Form 10-KSB.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, commercial and multi-family real estate and undeveloped land. To a much lesser extent, we originate consumer loans.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At March 31, 2007, one- to four-family residential real estate loans totaled $70.5 million, or 88.0% of total loans, compared to $60.3 million, or 89.5% of total loans, at March 31, 2006. One- to four-family residential real estate loans increased over this period as a result of strong market demand. In addition, commercial real estate loans increased over this period as a result of the origination of five loans. Consumer loans increased in 2007 as a result of the decline in dealer sponsored low-rate financings and rebate programs.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1: Loan Portfolio Analysis

	March 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$70,528	87.97%	$60,275	89.52%
Multi-family	1,099	1.37	1,011	1.50
Commercial	1,638	2.04	536	0.80
Land loans	1,723	2.15	927	1.38

Total real estate loans	74,988	93.53	62,749	93.20
Consumer loans:
Automobile	2,825	3.52	2,497	3.71
Home equity	1,534	1.92	1,402	2.08
Loans secured by deposit accounts	828	1.03	683	1.01

Total consumer loans	5,187	6.47	4,582	6.80

Total loans	80,175	100.00%	67,331	100.00%

Loans in process	—		—
Allowance for losses	(130)		(130)
Net deferred loan fees	(124)		(109)

Loans, net	$79,921		$67,092

At March 31, 2007, fixed-rate loans, balloon loans and adjustable-rate loans totaled $43.3 million, $36.3 million and $640,000, respectively.

The following table sets forth certain information at March 31, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2007 (Dollars in thousands)	Real Estate Loans	Consumer Loans	Total Loans
Amounts due in:
One year or less	$1,161	$879	$2,040
More than one to five years	8,726	2,730	11,456
More than five years	65,101	1,578	66,679

Total	$74,988	$5,187	$80,175
Interest rate terms on amounts due after one year:
Fixed-rate loans (including balloon loans)	$73,187	$4,308	$77,495
Adjustable-rate loans	640	—	640

Total	$73,827	$4,308	$78,135

Investments. At March 31, 2007, our investment portfolio totaled $1.6 million and consisted solely of our investment in Federal Home Loan Bank of Chicago stock. Our investment in Federal Home Loan Bank of Chicago stock decreased $1.2 million during the year ended March 31, 2007 from $2.8 million at March 31, 2006 due to a redemption of stock of $815,000 in June, 2006 and a second redemption of $356,000 in December, 2006. During 2005, the Federal Home Loan Bank of Chicago announced that it would redeem excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings held by institutions, only during announced redemption windows for specified amounts of capital stock. At March 31, 2007,

$710,000 of our investment in Federal Home Loan Bank stock consisted of excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the Federal Home Loan Bank of Chicago, Tempo Bank expects to redeem the majority of its excess or voluntary stock.

We had no investments that had an aggregate book value in excess of 10% of our equity at March 31, 2007, except for our investment in Federal Home Loan Bank of Chicago.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits increased $4.7 million, or 7.93%, for the year ended March 31, 2007, as certificates of deposit increased $831,000, or 2.0% and core deposits increased $3.9 million, or 23.1%. Overall, deposits increased during the year ended March 31, 2007 primarily as a result of the funds received in connection with our stock offering.

Table 3: Deposits

	March 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing
NOW accounts	$2,404	3.75%	$2,203	3.71%
NOW accounts	4,782	7.45	5,115	8.60
Savings accounts	11,286	17.59	8,279	13.92
Money market accounts	2,242	3.49	1,234	2.08
Certificates of deposit	43,456	67.72	42,625	71.69

Total	$64,170	100.00%	$59,456	100.00%

Table 4: Time Deposit Maturities of $100,000 or more

March 31, 2007 (Dollars in thousands)	Amount
Maturity Period
Three months or less	$1,547
Over three through six months	2,920
Over six through twelve months	2,978
Over twelve months	1,279

Total	$8,724

Borrowings. We utilize FHLB advances to supplement our supply of funds for loans. In the table below, the weighted average interest rate during the period is based on the weighted average balances determined on a monthly basis.

Table 5: Borrowings

	Year Ended March 31,
(Dollars in thousands)	2007	2006
Maximum amount outstanding at any month end during the period:
FHLB advances	$19,000	$14,000
Average amount outstanding during the period:
FHLB advances	14,308	11,769
Weighted average interest rate during the period:
FHLB advances	4.80%	4.50%
Balance outstanding at end of period:
FHLB advances	$19,000	$10,000
Weighted average interest rate at end of period:
FHLB advances	4.84%	4.56%

Borrowings increased during 2007 as we used borrowings to fund an increased loan demand.

Comparison of Results of Operations for the Years Ended March 31, 2007 and March 31, 2006

Financial Highlights. Net earnings decreased primarily due to a nonrecurring gain on sale of service bureau stock that occurred in fiscal year 2006. In addition, noninterest expenses increased primarily as a result of higher compensation and benefits expenses related to increased defined benefit plan expense and an increase in the number of employees.

Table 6: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Net interest income	$1,897	$2,099	$(202)	(9.64)%
Provision for loan losses	4	(17)	21	(126.01)
Noninterest income	132	439	(307)	(69.85)
Noninterest expenses	(1,835)	(1,762)	(73)	4.19
Income taxes	(79)	(297)	218	(73.34)

Net earnings	$119	$462	$(343)	(74.18)%

Return on average equity	1.99%	8.08%
Return on average assets	0.15	0.65

Net Interest Income. Net interest income decreased primarily due to a shrinking margin caused by a prolonged flat rate environment. Interest expense increased because of a higher cost of funds since March 31, 2006. Certificates of deposit increased as a result of certificates re-pricing at higher rates. Partially offsetting the increase in interest expense was an increase in interest income on loans due to an increase in average balance of loans, primarily one- to four-family residential real estate loans.

Table 7: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2007	2006	2007 v. 2006	% Change
Components of net interest income
Loans	$4,380	$3,715	$665	17.90%
Stock in FHLB of Chicago	70	109	(39)	(35.78)
Other interest-earning assets	153	109	44	40.37

Total interest income	4,603	3,933	670	17.04

Deposits	(2,019)	(1,305)	(714)	54.71
Borrowings	(687)	(529)	(158)	29.87

Total interest expense	(2,706)	(1,834)	(872)	47.55

Net interest income	$1,897	$2,099	$(202)	(9.62)%

Average yields and rates paid
Interest-earning assets	5.77%	5.69%	.08%	1.41%
Interest-bearing liabilities	3.73	2.93	.80	27.30
Interest rate spread	2.04	2.76	(.72)	(26.09)
Net interest margin	2.38	3.04	(.66)	(21.71)
Average balances
Loans	$74,510	$63,683	$10,827	17.00%
Stock in FHLB of Chicago	2,260	2,796	(536)	19.17
Other interest-earning assets	2,951	2,622	329	12.55
Deposits	58,178	50,851	7,327	14.41
Borrowings	14,308	11,769	2,539	21.57

Provision for Loan Losses. Recovery of loan losses was $4,000 for the year ended March 31, 2007, compared to a provision of $17,000 for the year ended March 31, 2006. In particular, classified assets decreased to $728,000 at March 31, 2007 from $805,000 at March 31, 2006. In addition, we had charge-offs of $11,000 and recoveries of $15,000 for the year ended March 31, 2007 compared to charge-offs of $17,000 for the year ended March 31, 2006.

The allowance for loan losses was $130,000, or 0.16% of total loans outstanding as of March 31, 2007, as compared with $130,000, or 0.19% as of March 31, 2006. An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. Noninterest income decreased due to nonrecurring income resulting from shares of our stock that we owned in our data processor, that were exchanged for cash in a merger resulting in a gain of $18,000 and $345,000 during 2007 and 2006, respectively. Service charges on deposit accounts increased as a result of a general increase in fees and a higher volume of customer insufficient fund checks.

Table 8: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2007	2006	$ Change	% Change
Loan service charges	$20	$27	$(7)	(25.93)%
Service charges on deposit accounts	82	51	31	60.78
Gain on sale of investment in service bureau	18	345	(327)	(94.78)
Other	12	16	(4)	(25.00)

Total	$132	$439	$(307)	(84.05)%

Noninterest Expense. Noninterest expense increased due primarily to increases in compensation and benefits and, to a lesser extent, equipment and data processing, advertising and office supplies expense.

Table 9: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2007	2006	$ Change	% Change
Compensation and benefits	$1,095	$1,045	$50	4.78%
Occupancy	90	89	1	1.12
Equipment and data processing	299	293	6	2.05
Federal deposit insurance premiums	7	7	–	–
Advertising	58	47	11	23.40
Supplies	35	31	4	12.90
Other	251	250	1	0.40

Total	$1,835	$1,762	$73	4.14%

Income Taxes. Income taxes were $79,000 for 2007, reflecting an effective tax rate of 39.9%, compared to $297,000 for 2006, reflecting an effective tax rate of 39.2%. Income taxes decreased due to lower pre-tax earnings.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

Table 10: Average Balance Table

	Year Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$74,510	$4,380	5.88%	$63,683	$3,715	5.83%
Stock in FHLB of Chicago	2,260	70	3.10	2,796	109	3.91
Other interest-earning assets	2,951	153	5.18	2,622	109	4.17

Total interest-earning assets	79,721	4,603	5.77	69,101	3,933	5.69
Noninterest-earning assets	2,555			2,390

Total assets	$82,276			$71,491

Liabilities and equity:
Interest-bearing liabilities:
NOW accounts	$4,629	27	0.59%	$5,813	$56	0.96%
Savings accounts	8,026	76	0.95	8,287	83	1.00
Money market accounts	1,702	34	1.98	1,729	20	1.15
Certificates of deposit	43,821	1,882	4.29	35,022	1,146	3.27

Total interest-bearing deposits	58,178	2,019	3.47	50,851	1,305	2.57
FHLB advances	14,308	687	4.80	11,769	529	4.50
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	$72,486	2,706	3.73	$62,620	1,834	2.93
Noninterest-bearing NOW accounts	2,151			2,017
Other noninterest-bearing liabilities	1,630			1,136

Total liabilities	76,267			65,773
Retained earnings	6,009			5,718

Total liabilities and retained earnings	$82,276			$71,491

Net interest income		$1,897			$2,099

Interest rate spread			2.04%			2.76%
Net interest margin		2.38%			3.04%
Average interest-earning assets to average interest-bearing liabilities	109.98%			110.35%

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). Changes due to both volume and rate have been allocated proportionally to the volume and rate changes. The net column represents the sum of the prior columns.

Table 11: Net Interest Income – Changes Due to Rate and Volume

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

(Dollars in thousands)	Volume	Rate	Net
Interest income:
Loans receivable	$633	$32	$665
Stock in FHLB of Chicago	(19)	(20)	(39)
Other interest-earning assets	15	29	44

Total	629	41	670

Interest expense:
Passbook accounts	(3)	(4)	(7)
NOW accounts	(10)	(19)	(29)
MMDA accounts	—	14	14
Certificates	328	408	736
Advances from FHLB	121	37	158

Total	436	436	872

Increase (decrease) in net interest income	$193	$(395)	$(202)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 90 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 90 days, all loans in foreclosure and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Table 12: Nonperforming Assets

	March 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans:
Residential real estate	$698	$804
Consumer	30	1

Total	728	805
Total nonperforming assets	$728	$805

Total nonperforming loans to total loans	0.91%	1.20%
Total nonperforming loans to total assets	0.81	1.05
Total nonperforming assets and troubled debt restructurings to total assets	0.81%	1.05%

We did not have any real estate owned, troubled debt restructurings, or any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the year ended March 31, 2007 and year ended March 31, 2006, had nonaccruing loans been current according to their original terms amounted to $49,000 and $56,000, respectively. Income related to nonaccrual loans included in interest income for the year ended March 31, 2007 and year ended March 31, 2006 was $45,000 and $57,000, respectively.

At March 31, 2007, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

Table 13: Classified Assets

	At March 31,
(Dollars in thousands)	2007	2006
Substandard assets	$728	$805

Total classified assets	$728	$805

We did not have any assets classified as “special mention,” “doubtful” or “loss” at the dates presented above.

Table 14: Selected Loan Delinquencies

	March 31,
	2007		2006
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
One- to four-family	$423	—	$294	$505
Consumer	19	47	84	—

Total	$442	$47	$378	$505

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) a specific valuation allowance on loans classified as “loss.” Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

We establish a general allowance on identified problem loans, including all classified loans, based on such factors as: (1) the strength of the customer’s personal or business cash flows and personal guarantees; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

We establish another general allowance for loans that are not classified to recognize the inherent probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for Tempo Bank and other similarly-sized institutions. The percentages may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At March 31, 2007, our allowance for loan losses represented 0.16% of total gross loans. The allowance for loan losses remained constant from March 31, 2007 to March 31, 2006, following the provision and charge-offs net of recoveries. The decision to maintain the allowance at a constant level reflected the growth in the loan portfolio since March 31, 2006.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15: Allocation of Allowance of Loan Losses

	March 31,
	2007		2006
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
One- to four-family	$103	87.97%	$94	89.52%
Multi-family	—	1.37	—	1.50
Commercial real estate	10	2.04	10	0.80
Land	—	2.15	—	1.38
Consumer	8	6.47	17	6.80
Unallocated	9	—	9	—

Total allowance for loan losses	$130	100.00%	$130	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Table 16: Analysis of Loan Loss Experience

	Years Ended March 31,
(Dollars in thousands)	2007	2006
Allowance at beginning of year	$130	$130
Provision for (recovery of) loan losses	(4)	17
Charge-offs:
Consumer loans	(11)	(17)

Total charge-offs	(11)	(17)
Recoveries:
Consumer loans	15	—

Total recoveries	15	—

Net recovery (charge-offs)	4	(17)

Allowance at end of year	$130	$130
Allowance to nonperforming loans	17.86%	16.15%
Allowance to total loans outstanding at the end of the period	0.16%	0.19%
Net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	0.03%

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating balloon loans or loans with adjustable interest rates; and promoting core deposit products.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis that we prepare to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17: NPV Analysis

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Estimated $ Amount	$ Change	% Change	NPV Ratio	Change
300bp	$5,444	$(4,129)	(43.13)%	6.51%	$(399)
200	7,107	(2,466)	(25.76)	8.23	(227)
100	8,532	(1,041)	(10.87)	9.60	(90)
0	9,573	—	—	10.50	—
(100)	9,974	401	4.19	10.73	23
(200)	9,543	(30)	(0.31)	10.17	(33)

We use certain assumptions in assessing our interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $7.0 million. In addition, at March 31, 2007, we had the ability to borrow up to a total of $31.6 million from the Federal Home Loan Bank of Chicago. On March 31, 2007, we had $19.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2007, we had no loan commitments outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2007 totaled $38.0 million, or 87.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements,” and note 9 of the notes to the financial statements.

The offering increased our equity by $3.1 million. We manage our capital for maximum stockholder benefit. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net earnings. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of the notes to the financial statements.

For the year ended March 31, 2007 and March 31, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to the financial statements included in this Form 10-KSB.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-KSB have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.	FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors

The boards of directors of Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are each composed of six members who are elected for terms of three years, one-third of whom are elected annually. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of March 31, 2007. The indicated period of service as a director includes service as a director of the Bank. Each Director of Tempo Bank has served as a director of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007.

The following directors have terms ending in 2007:

Robert J. Stroh, Jr. has been the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Tempo Bank since 1992. Previously, Mr. Stroh served as President and Treasurer since 1980. Mr. Stroh, Jr. has served as the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007. Age 59. Director since 1976.

Francis J. Eversman has been the President and Chief Operating Officer of Tempo Bank since 1993. Previously, Mr. Eversman served as Vice President and Corporate Secretary since 1980. Mr. Eversman has served as President and Chief Operating Officer of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007. Age 56. Director of Tempo Bank since 1980.

The following directors have terms ending in 2008:

Timothy P. Fleming is an attorney and shareholder in the law firm Fleming & Fleming, LTD and also serves as the firm’s president. Fleming & Fleming has provided general legal advice to Tempo Bank since 1996. Age 60. Director of Tempo Bank since 1996.

Daniel S. Reilly retired as a partner in the accounting firm of KPMG LLP in 1998. Age 65. Director of Tempo Bank since October 2006.

The following directors have terms ending in 2009:

Gary R. Schwend is the owner and president of Trenton Processing Center, a meat processor. Age 51. Director of Tempo Bank since 2000.

Timothy W. Deien is the dealer principal of Deien Chevrolet, an automobile dealership. Age 41. Director of Tempo Bank since December 2003.

Executive Officers

The executive officers of Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are elected annually by the board of directors and serve at the board’s discretion. The executive officers of Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are:

Name	Position
Robert J. Stroh, Jr.	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Francis J. Eversman	President and Chief Operating Officer
Phyllis J. Brown	Vice President and Corporate Secretary

Below is information regarding our executive officer who is not also a director. Ms. Brown’s age set forth below is as of March 31, 2007.

Phyllis J. Brown has served as Vice President and Corporate Secretary of Tempo Bank since 1993 and of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007. Age 63.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers, directors and greater than 10% beneficial owners has complied with the applicable reporting requirements for transactions in the Company’s common stock during the year ended March 31, 2007.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Phyllis J. Brown, Corporate Secretary, Sugar Creek Financial Corp., 28 West Broadway, Trenton, Illinois 62293.

Audit Committee of the Board of Directors

The Company has a separately-designated standing Audit Committee consisting of Daniel S. Reilly (Chairperson), Timothy W. Deien and Gary R. Schwend. The Audit Committee is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the board. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors of Sugar Creek Financial has designated Daniel S. Reilly as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer or principal financial officer of the Company for the 2007 fiscal year and all other executive officers of the Company whose total compensation for the 2007 fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(2)(3)	Total ($)
Robert J. Stroh, Jr. Chief Executive Officer and Chief Financial Officer	2007	112,249	14,022	5,293	131,564
Francis J. Eversman President and Chief Operating Officer	2007	92,132	11,853	4,402	108,387

(1)	Includes loan approval and appraisal review fees of $390 for each of Mr. Stroh and Mr. Eversman.

(2)	Consists of matching contributions under Tempo Bank Employees’ Savings and Profit Sharing Plan of $5,035 and $4,144 and employer paid life insurance premiums of $258 and $258 for Mr. Stroh and Mr. Eversman, respectively.

(3)	Does not include the aggregate amount of perquisites or other personal benefits, which are less than $10,000.

Employment Agreements. Upon completion of the offering, Tempo Bank and Sugar Creek Financial each entered into employment agreements with Robert J. Stroh, Jr. and Francis J. Eversman (referred to below as the “executive” or “executives”). Our continued success depends to a significant degree on their skills and competence, and the employment agreements are intended to ensure that we maintain a stable management base following the reorganization. Under the agreements, which have essentially identical provisions, Sugar Creek Financial makes any payments not made by Tempo Bank under its agreements with executives, but the executives do not receive any duplicative payments.

The employment agreements each provide for three-year terms, subject to annual renewal by the board of directors for an additional year beyond the then-current expiration date. The current base salaries for Mr. Stroh and Mr. Eversman are $115,000 and $95,000, respectively. The agreements also provide for the executives’ participation in employee benefit plans and programs maintained for the benefit of senior management personnel, including discretionary bonuses, participation in stock-based benefit plans, and certain fringe benefits as described in the agreements.

Upon termination of employment for cause, as defined in the agreement, the executive will receive no further compensation or benefits under the agreement. If we terminate the executive for reasons other than cause, or if the executive resigns after the occurrence of specified circumstances that constitute constructive termination, the executive, or, upon his death, his beneficiary, will receive an amount equal to his base salary for the remaining term of the agreement. We will also continue to pay the costs of the executives’ life, health and dental coverage for the remaining term of the agreement.

Under the employment agreements, if the executive is involuntarily terminated, or terminates voluntarily under certain circumstances specified in the agreement, within one year of a change in control, he will receive a severance payment equal to three times his average taxable compensation (as reported on Form W-2) for the five preceding years, or his period of employment, if less than five years. We will also continue to pay the executives’ life, health and dental insurance premiums for 36 months following termination in connection with a change in control.

The agreements also provide for the reduction of change in control payments to the executives to the extent necessary to ensure that they will not receive “excess parachute payments” under Section 280G of the Internal Revenue Code, and therefore will not be subject to the 20% excise tax imposed on such payments under Section 4999 of the Internal Revenue Code.

We agree to pay the executives for reasonable costs and attorneys’ fees associated with the successful legal enforcement of our obligations under the employment agreements. The employment agreements also provide for the indemnification of the executives to the fullest extent legally permissible. Upon termination of employment other than involuntary termination in connection with a change in control, each executive will be required to adhere to a one-year non-competition provision.

Employee Severance Compensation Plan. In connection with the offering, we adopted the Tempo Bank Employee Severance Compensation Plan. The plan provides severance benefits to eligible employees who terminate employment in connection with a change in control of Tempo Bank or Sugar Creek Financial. Employees are eligible for severance benefits under the plan if they complete a minimum of one year of service and do not enter into an employment or change in control agreement with Tempo Bank or Sugar Creek Financial. Under the severance plan, if, within 12 months after a change in control, an employee is involuntarily terminated, or terminates voluntarily under specified circumstances, the terminated employee will receive a severance payment equal to two weeks of compensation for each year of service, up to a maximum of six months of base compensation; however, certain officers designated by the Board of Directors will receive a severance benefit equal to twelve months of base compensation.

Director Compensation

The following table sets forth the compensation received by non-employee directors for their service on our Board of Directors during 2007.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Timothy W. Deien	5,435	—	5,435
Timothy P. Fleming	9,475	—	9,475
Daniel S. Reilly	2,250	—	2,250
Gary R. Schwend	5,995	—	5,995

The following tables set forth the applicable retainers and fees that are paid to non-employee directors for their service on the boards of directors of Sugar Creek Financial and Tempo Bank. Employee directors are also eligible to receive fees for appraisal reviews and loan approvals. Directors do not receive any fees for their service on the board of directors of Sugar Creek MHC.

Board of Directors of Tempo Bank:
Board Meeting Fee	$375
Additional Board Fee for Annual Organization Meeting	$375
Board Meeting Reconvene Fee	$100
Committee Fees for each Appraisal Review	$10
Committee Fees for each Loan Approval Review:
Chairman	$10
Other Loan Committee Members	$5
Board of Directors of Sugar Creek Financial:
Annual Retainer	$1,000
Audit Committee Chairman Annual Retainer	$1,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(b)	Security Ownership of Certain Beneficial Owners

The following table provides information as of May 1, 2007 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding(1)
Sugar Creek MHC 28 West Broadway Trenton, Illinois 62293	498,784	55.0%

(1)	Based on 906,879 shares of Company common stock outstanding and entitled to vote as of May 1, 2007.

(c)	Security Ownership of Management

The following table provides information as of May 1, 2007 about the shares of Sugar Creek Financial common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has directly or indirectly, sole or shared voting power and sole investment power with respect to the shares shown. Unless otherwise indicated, none of the shares listed are pledged as security and each of the listed individuals has sole voting and investment power with respect to the shares shown.

Name	Number of Shares Owned		Percent of Common Stock Outstanding (1)
Timothy W. Deien	100		*
Francis J. Eversman	10,000		1.1
Timothy P. Fleming	10,000	(2)	1.1
Daniel S. Reilly	1,000		*
Gary R. Schwend	1,500		*
Robert J. Stroh, Jr.	10,000		1.1
All directors and executive officers as a group (7 persons)	35,600		3.93%

*	Represents less than 1% of the Company’s outstanding shares.

(1)	Based on 906,879 shares of Company common stock outstanding and entitled to vote as of March 31, 2007.

(2)	Consists of 10,000 shares Mr. Fleming holds indirectly by trust.

(d)	Changes in Control

Management of Sugar Creek Financial knows of no arrangements, including any pledge by any person of securities of Sugar Creek Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans and Extensions of Credit. The Sarbanes-Oxley Act generally prohibits loans by Tempo Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Tempo Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Tempo Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Tempo Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

The aggregate amount of loans by Tempo Bank to its executive officers, directors and associates was $3.6 million at March 31, 2007. These loans were performing according to their original terms at March 31, 2007. All of the outstanding loans made to our directors and executive officers and members of their immediate families (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Independence. All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Robert J. Stroh, Jr., who is the Chief Executive Officer and Chief Financial Officer of Sugar Creek Financial, Sugar Creek MHC and Tempo Bank, and Francis J. Eversman, who is the President and Chief Operating Officer of Sugar Creek Financial, Sugar Creek MHC and Tempo Bank. In determining the independence of its directors, the Board of Directors considered the legal services provided to Tempo Bank in the past three years by Mr. Fleming’s law firm and determined the amounts paid by Tempo Bank for such services were not material. In addition, the Board considered transactions, relationships or arrangements between the Company, the Bank and its directors that are not required to be disclosed in this Form 10-KSB under this heading, including loans with the Bank.

ITEM 13.	EXHIBITS

3.1	Charter of Sugar Creek Financial

3.2	Bylaws of Sugar Creek Financial

4.0	Stock Certificate of Sugar Creek Financial (1)

10.1	*Tempo Bank Employment Agreement with Robert J. Stroh, Jr.

10.2	*Sugar Creek Financial Employment Agreement with Robert J. Stroh, Jr.

10.3	*Tempo Bank Employment Agreement with Francis J. Eversman

10.4	*Sugar Creek Financial Employment Agreement with Francis J. Eversman

10.5	*Tempo Bank Employee Severance Compensation Plan

21.0	Subsidiaries of the Small Business Issuer

23.0	Consent of Michael Trokey & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-139332) and any amendments thereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ending March 31, 2007 and March 31, 2006 for services provided by Michael Trokey & Company, P.C.

	2007	2006
Audit Fees(1)	$22,640	$22,640
Audit-Related Fees(2)	50,000	—
Tax Fees(3)	3,000	3,000
All Other Fees	—	—

(1)	Includes fees for the financial statement audit and quarterly reviews.

(2)	Includes fees related to the initial public offering of Sugar Creek Financial.

(3)	Includes fees related to tax compliance, tax advice and tax planning.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: June 27, 2007	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr. Chairman, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr. Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)	June 27, 2007

/s/ Francis J. Eversman Francis J. Eversman	President, Chief Operating Officer and Director	June 27, 2007

/s/ Timothy W. Deien Timothy W. Deien	Director	June 27, 2007

/s/ Timothy P. Fleming Timothy P. Fleming	Director	June 27, 2007

/s/ Daniel S. Reilly Daniel S. Reilly	Director	June 27, 2007

/s/ Gary R. Schwend Gary R. Schwend	Director	June 27, 2007

MICHAEL TROKEY & COMPANY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors

Tempo Bank

Trenton, Illinois

We have audited the accompanying balance sheets of Tempo Bank as of March 31, 2007 and 2006 and the related statements of earnings, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tempo Bank as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri

June 19, 2007

TEMPO BANK

Balance Sheets

March 31, 2007 and 2006

	March 31,
	2007	2006
Assets
Cash and due from banks	$469,454	652,674
Federal funds sold	1,680,880	2,162,122
FHLB daily investment	4,808,373	2,295,887

Cash and cash equivalents	6,958,707	5,110,683
Stock in Federal Home Loan Bank of Chicago	1,660,145	2,831,455
Loans receivable, net of allowance for loan losses of $130,000	79,920,973	67,092,183
Premises and equipment, net	866,898	932,791
Accrued interest receivable:
Securities	10,000	13,666
Loans receivable	307,241	258,000
Other assets including prepaid income taxes of $60,626 and $36,933 as of March 31, 2007 and 2006, respectively	617,405	197,414

Total assets	$90,341,369	76,436,192

Liabilities and Retained Earnings
Deposits	$64,170,227	59,456,021
Accrued interest on deposits	244,647	189,340
Advances from FHLB of Chicago	19,000,000	10,000,000
Advances from borrowers for taxes and insurance	275,521	269,562
Other liabilities	161,303	148,934
Deferred tax liability	420,865	422,865

Total liabilities	84,272,563	70,486,722

Commitments and contingencies
Retained earnings - substantially restricted	6,068,806	5,949,470

Total liabilities and retained earnings	$90,341,369	76,436,192

See accompanying notes to financial statements.

TEMPO BANK

Statements of Earnings

Years Ended March 31, 2007 and 2006

	Years Ended March 31,
	2007	2006
Interest income:
Loans receivable	$4,379,733	3,714,554
Securities	70,061	109,343
Other interest-earning assets	152,996	109,244

Total interest income	4,602,791	3,933,141

Interest expense:
Deposits	2,018,825	1,304,525
Advances from FHLB	686,716	529,051

Total interest expense	2,705,541	1,833,576

Net interest income	1,897,251	2,099,565
Provision (credit) for loan losses	(4,452)	17,116

Net interest income after provision (credit) for loan losses	1,901,703	2,082,449

Noninterest income:
Loan service charges	19,796	27,302
Service charges on deposit accounts	82,295	50,544
Gain on sale of investment in service bureau	18,491	345,166
Other	11,709	15,771

Total noninterest income	132,291	438,783

Noninterest expense:
Compensation and benefits	1,094,993	1,045,663
Occupancy expense	89,656	89,072
Equipment and data processing	298,528	292,851
Federal deposit insurance premiums	7,323	6,713
Advertising	58,445	46,832
Supplies expense	34,973	30,796
Other	251,432	249,657

Total noninterest expense	1,835,351	1,761,584

Earnings before income taxes	198,643	759,648

Income taxes:
Current	81,307	247,511
Deferred	(2,000)	50,000

Total income taxes	79,307	297,511

Net earnings	$119,336	462,137

See accompanying notes to financial statements.

TEMPO BANK

Statements of Retained Earnings

Years Ended March 31, 2007 and 2006

Retained Earnings
Balance at March 31, 2005	$5,487,333
Net earnings	462,137

Balance at March 31, 2006	5,949,470
Net earnings	119,336

Balance at March 31, 2007	$6,068,806

See accompanying notes to financial statements.

TEMPO BANK

Statements of Cash Flows

Years Ended March 31, 2007 and 2006

	Years Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$119,336	462,137
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	89,674	95,284
FHLB stock dividends	—	(97,255)
Amortization of deferred loan fees, net	(16,720)	(18,579)
Provision for loan losses	(4,452)	17,116
Increase in accrued interest receivable	(45,575)	(53,551)
Increase in other assets	(419,991)	(70,108)
Increase (decrease) in:
Accrued interest on deposits	55,307	86,705
Other liabilities	12,369	(6,649)
Accrued income taxes	—	(227,160)
Deferred income tax liability	(2,000)	50,000

Net cash provided by (used for) operating activities	(212,052)	237,940

Cash flows from investing activities:
Net change in loans receivable	(12,807,618)	(7,176,024)
Redemption of FHLB stock	1,171,310	—
Purchase of premises and equipment	(23,781)	(50,478)

Net cash provided by (used for) investing activities	(11,660,089)	(7,226,502)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,714,206	10,708,487
Increase (decrease) in advances from borrowers for taxes and insurance	5,959	41,231
Proceeds from advances from FHLB	16,000,000	2,000,000
Repayment of advances from FHLB	(7,000,000)	(4,000,000)

Net cash provided by (used for) financing activities	13,720,165	8,749,718

Net increase (decrease) in cash and cash equivalents	1,848,024	1,761,156
Cash and cash equivalents at beginning of year	5,110,683	3,349,527

Cash and cash equivalents at end of year	$6,958,707	5,110,683

Supplemental disclosures-cash paid during the year for:
Interest on deposits and advances from FHLB	$2,614,786	1,754,276
Federal and state income taxes	105,000	511,604
Real estate and repossessions acquired in settlement of loans	$—	—

See accompanying notes to financial statements.

TEMPO BANK

Notes to Financial Statements

Years Ended March 31, 2007 and 2006

(1)	Summary of Significant Accounting Policies

On April 3, 2007, Tempo Bank (Bank) completed its reorganization into a two-tier holding company structure and Sugar Creek Financial Corp. (Company) completed its initial public offering. As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of Sugar Creek Financial Corp. (Company), which became the majority-owned subsidiary of Sugar Creek MHC (MHC). In connection with the offering, the Company sold 408,095 shares, or 45% of its common stock, to eligible depositors of the Bank, an employee stock ownership plan and members of the general public at a price of $10 per share. In addition, the Company issued 498,784 shares, or 55% of its common stock, to the MHC. The significant accounting policies which the Bank followed in preparing and presenting its financial statements were:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLB daily investment account, all with original maturities of three months or less. Interest-bearing funds in cash and cash equivalents were $6,038,546 and $3,676,887 at March 31, 2007 and 2006, respectively.

b.	Stock in Federal Home Loan Bank of Chicago (“FHLBC”) is recorded at cost, which represents historical redemption value, and periodically evaluated for impairment based on ultimate recovery of par value. On October 18, 2005, the Board of Directors of the FHLBC temporarily discontinued redemptions of “voluntary stock”. Voluntary stock is stock held by members in excess of the amount required as a condition of membership or for borrowings from the FHLBC. Redemptions of voluntary stock resumed in June 2006. Dividends will continue to require approval by the Federal Housing Finance Board (“FHFB”). In addition, the FHLBC entered into an amendment to its written agreement with the FHFB to maintain a minimum total capital level equal to the October 18, 2005 balance, and to provide that no stock will be redeemed if the transaction would cause the FHLBC to fail to meet any of its minimum capital requirements. During 2007 the Bank redeemed $1.2 million of voluntary stock. The Bank may redeem additional voluntary stock in the future when permitted by the FHLBC. At March 31, 2007, the Bank held voluntary stock of $710,000.

c.	Loans receivable, net are carried at unpaid principal balances, less allowance for losses, net deferred loan fees and loans in process. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

d.	Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Such loans are placed on nonaccrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. A loan is considered delinquent when a payment has not been made by the contractual due date.

TEMPO BANK

Notes to Financial Statements

e.	Allowance for losses is available to absorb losses incurred on loans receivable and represents additions charged to expense, less net charge-offs. Loans are charged-off in the period deemed uncollectible. Recoveries of loans previously charged-off are recorded when received. In determining the allowance for losses to be maintained, management evaluates current economic conditions, past loss and collection experience, fair value of the underlying collateral and risk characteristics of the loan portfolio. Management believes that all known and inherent losses in the loan portfolio that are probable and reasonable to estimate have been recorded as of each balance sheet date.

f.	Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to forty years for the office buildings and improvements and three to ten years for furniture and equipment.

g.	Foreclosed real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized. Allowance for losses is available when necessary to absorb losses incurred on foreclosed real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of foreclosed real estate held for sale. Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

h.	Interest on securities and loans receivable is accrued as earned. Interest on loans receivable deemed uncollectible is excluded from income until collected. When a loan is classified as nonaccrual, accrued interest is reversed against current income. Subsequent collection of interest on nonaccrual loans is recorded as income when received or applied to reduce the loan balance. Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.

i.	Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

j.	The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123(R)). “Share-Based Payment.” SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) is effective for the first interim period after the effective date of the Conversion and Reorganization (see Note 13). The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

TEMPO BANK

Notes to Financial Statements

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities. The Bank will consider the guidance provided by SAB 107 as part of its adoption of SFAS No. 123(R).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on the Bank’s financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 156 did not have a material impact on the Bank’s financial position or results of operation.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Bank adopted the provisions of FIN 48, effective April 1, 2007. No adjustments were recognized for uncertain tax positions. The Bank is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending March 31, 2005 through March 31, 2007 remain open to examination by these jurisdictions. The Bank recognizes interest and penalties related to tax positions in income tax expense. At March 31, 2007, there was no accrual for uncertain tax positions or related interest.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires an entity to recognize the over funded or under funded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur though comprehensive income. SFAS No. 158 also requires an entity to measure the funded status of a plan as of a balance sheet date, with limited exceptions. SFAS No. 158 amends SFAS Nos. 87, 106 and 132 (revised) as well as other accounting literature and is effective for the Bank’s fiscal year ending March 31, 2007. Public entities are required to initially recognize the funded status of a defined benefit plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 will not change the accounting for the Bank’s multiemployer plan.

TEMPO BANK

Notes to Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Bank is currently evaluating the requirements of the Statement and impact on the Bank’s financial position and results of operations.

(2)	Risks and Uncertainties

The Bank is a community oriented financial institution that provides traditional financial services within the areas it serves. The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located in the Clinton, St. Clair, Madison and Bond County, Illinois area. Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis. As a result, all of the Bank’s operations are considered by management to be aggregated in one reportable operating segment.

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

The Bank’s operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (“OTS”). The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Bank uses a net market value methodology provided by an outside consulting firm to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Bank based upon the effect of an increase or decrease in interest rates in 100 basis point increments. Net portfolio value is the expected net cash flows from the institution’s assets, liabilities and off-balance sheet contracts. Credit risk is the risk of default on the Bank’s loan portfolio that results from inability or unwillingness of borrowers to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to periodic examination by regulatory agencies that may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank’s regulators will not require further increases to the allowances.

TEMPO BANK

Notes to Financial Statements

(3)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	March 31,
	2007	2006
Real estate loans:
Single-family loans, 1- 4 units	$70,527,114	60,275,292
Multi-family	1,099,137	1,010,835
Commercial real estate	1,638,301	536,383
Land	1,722,794	926,845
Automobile loans	2,824,639	2,497,427
Home equity loans	1,534,302	1,401,660
Loans secured by deposit accounts	828,270	682,493

	80,174,558	67,330,935
Allowance for losses	(130,000)	(130,000)
Deferred loan fees, net	(123,585)	(108,752)

	$79,920,973	67,092,183

Weighted-average rate	5.95%	5.78%

Balloon and adjustable-rate loans in the loan portfolio amounted to $37,005,723 and $32,378,672 at March 31, 2007 and 2006, respectively.

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent. The Bank does not consider the level of such loans to be a significant concentration of credit risk as of the balance sheet dates presented within the financial statements.

Following is a summary of activity in allowance for losses:

	Years Ended March 31,
	2007	2006
Balance, beginning of year	$130,000	130,000
Loan charge-offs	(10,553)	(17,116)
Recoveries	15,005	—
Provision (credit) for loan losses	(4,452)	17,116

Balance, end of year	$130,000	130,000

TEMPO BANK

Notes to Financial Statements

Following is a summary of loans to directors, executive officers and associates of such persons for the year ended March 31, 2007:

Balance, beginning of year	$2,390,631
Additions	4,159,900
Repayments	(2,991,424)

Balance, end of year	$3,559,107

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

There were no impaired loans under SFAS No. 114 at March 31, 2007 or 2006.

Following is a summary of nonperforming loans:

	March 31,
	2007	2006
Nonaccrual loans	$727,771	804,879
Accruing loans past due 90 days or more	—	—

Total nonperforming loans	$727,771	804,879

(4)	Premises and Equipment, Net

Premises and equipment, net are summarized as follows:

	March 31,
	2007	2006
Land	$243,041	243,041
Office buildings and improvements	1,192,000	1,186,181
Furniture and equipment	648,395	630,432

	2,083,435	2,059,654
Less accumulated depreciation	1,216,537	1,126,863

	$866,898	932,791

Depreciation expense for 2007 and 2006 was $89,674 and $95,284, respectively.

TEMPO BANK

Notes to Financial Statements

(5)	Deposits

Deposits are summarized as follows:

	March 31,
	2007	2006
Description and interest rate
Non-interest bearing NOW accounts	$2,403,498	2,202,839
NOW accounts, .50% and .83%	4,782,179	5,114,547
Savings accounts, .77% and 1.00%	11,286,497	8,279,366
Money market accounts, 2.33% and 1.45%	2,242,233	1,233,756

Total transaction accounts	20,714,406	16,830,508

Certificates:
1.01 - 2.00%	2,413,927	4,298,125
2.01 - 3.00%	990,843	2,291,971
3.01 - 4.00%	5,899,515	15,193,839
4.01 - 5.00%	17,321,714	20,301,216
5.01 - 6.00%	16,829,821	540,362

Total certificates, 4.63% and 3.86%	43,455,821	42,625,513

Total deposits	$64,170,227	59,456,021

Weighted-average rate - total deposits	3.39%	3.01%

Certificate maturities are summarized as follows:

	March 31,
	2007	2006
First year	$38,031,711	24,923,764
Second year	4,492,851	14,431,423
Third year	824,584	2,648,908
Fourth year	94,107	549,233
Fifth year	12,567	72,185

	$43,455,821	42,625,513

The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2007 were $6,559,000 and $8,724,000, respectively. The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2006 were $2,244,000 and $8,005,000, respectively.

TEMPO BANK

Notes to Financial Statements

Interest expense on deposits is summarized as follows:

	Years Ended March 31,
	2007	2006
NOW accounts	$27,452	56,011
Savings accounts	76,232	82,981
Money market accounts	33,633	19,949
Certificates	1,881,508	1,145,584

	$2,018,825	1,304,525

(6)	Advances from FHLB of Chicago

Advances from FHLB of Chicago are summarized as follows:

		March 31,
Maturity or Call Date	Interest Rate	2007	2006
Daily	5.62%	$3,000,000	—
October 10, 2006	4.60%	—	2,000,000
October 12, 2007	3.44%	3,000,000	3,000,000
October 10, 2008	5.16%	2,000,000	—
February 13, 2008	5.10%	—	5,000,000
February 13, 2009	4.71%	5,000,000	—
November 28, 2011	4.96%	2,000,000	—
December 22, 2011	4.95%	4,000,000	—

		$19,000,000	10,000,000

Weighted-average rate		4.84%	4.56%

Floating-rate advances from FHLB of Chicago amounted to $3,000,000 and $0 at March 31, 2007 and 2006, respectively.

At March 31, 2007, advances from FHLB were secured by FHLB stock and mortgage loans of $51,855,000. At March 31, 2006, advances from FHLB were secured by FHLB stock and mortgage loans of $45,572,000.

TEMPO BANK

Notes to Financial Statements

(7)	Income Taxes

The Bank used the experience method bad debt deduction for all periods covered by the financial statements. The Bank’s tax bad debt reserves at March 31, 2007 and 2006 were approximately $888,000. The estimated deferred tax liability on such amount is approximately $302,000, which has not been recorded in the accompanying financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Percentage of earnings before income taxes
	Years Ended March 31,
	2007	2006
Federal statutory income tax rate	34.0%	34.0%
Increases in tax rate:
State taxes, net of Federal tax benefit	4.2	4.2
Other, net	1.7	1.0

Tax rate	39.9%	39.2%

The components of the net deferred tax liability are summarized as follows:

	March 31,
	2007	2006
Deferred tax liabilities:
FHLB stock dividends	$129,548	129,548
Deferred loan costs	6,190	7,382
Tax over book depreciation	214,631	241,132
Accrued income and expense	121,196	95,503

Total deferred tax liabilities	471,565	473,565
Deferred tax asset - Allowance for losses on loans	(50,700)	(50,700)

Net deferred tax liability	$420,865	422,865

TEMPO BANK

Notes to Financial Statements

Income tax expense is summarized as follows:

	Years Ended March 31,
	2007	2006
Current:
Federal	$67,681	206,076
State	13,626	41,435

	81,307	247,511

Deferred:
Federal	(1,000)	43,000
State	(1,000)	7,000

	(2,000)	50,000

Total income taxes	$79,307	297,511

(8)	Employee Benefits

The Bank participates in an industry-wide retirement plan, which covers substantially all employees. Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants. The unfunded pension liability of the Bank was approximately $479,000 and $612,000 at June 30, 2006 (the most recent report available) and June 30, 2005, respectively. Pension expense was $260,559 and $243,216 for the years ended March 31, 2007 and 2006, respectively.

The Bank has a defined contribution plan which covers substantially all employees. Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations. The Bank matches the employee contribution, up to 4% of salary. Participants are fully vested after four years of service. Plan expense was $24,589 and $21,482 for the years ended March 31, 2007 and 2006, respectively.

(9)	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At March 31, 2007 and 2006, the Bank met all capital adequacy requirements. The Bank is also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

TEMPO BANK

Notes to Financial Statements

The Bank’s actual and required capital amounts and ratios at March 31, 2007 are as follows:

			Minimum Required
	Actual		for Capital Adequacy		to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Retained earnings-tangible capital	$6,069	6.7%	$1,354	1.5%
General valuation allowance	130

Total capital to risk-weighted assets	$6,199	13.2%	$3,772	8.0%	$4,715	10.0%

Tier 1 capital to risk-weighted assets	$6,069	12.9%	$1,886	4.0%	$2,829	6.0%

Tier 1 capital to total assets	$6,069	6.7%	$3,611	4.0%	$4,514	5.0%

The Bank’s actual and required capital amounts and ratios at March 31, 2006 are as follows:

			Minimum Required
	Actual		for Capital Adequacy		to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Retained earnings-tangible capital	$5,949	7.8%	$1,145	1.5%
General valuation allowance	130

Total capital to risk-weighted assets	$6,079	15.6%	$3,110	8.0%	$3,888	10.0%

Tier 1 capital to risk-weighted assets	$5,949	15.3%	$1,555	4.0%	$2,333	6.0%

Tier 1 capital to total assets	$5,949	7.8%	$3,052	4.0%	$3,816	5.0%

(10)	Commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Bank minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Bank consists of a first or second mortgage on the borrower’s property. There were no loan commitments outstanding at March 31, 2007. Loan commitments at March 31, 2006 to originate balloon and adjustable-rate mortgage loans and fixed-rate mortgage loans were $267,000 and $310,000, respectively.

TEMPO BANK

Notes to Financial Statements

(11)	Contingencies

At March 31, 2007 and 2006, there were no known pending litigation or other claims that management believes will be material to the Bank’s financial position.

(12)	Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2007		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-trading instruments and nonderivatives:
Cash and cash equivalents	$6,958,707	6,958,707	5,110,683	5,110,683
Stock in FHLB of Chicago	1,660,145	1,660,145	2,831,455	2,825,000
Loans receivable, net	79,920,973	80,846,000	67,092,183	67,008,000
Accrued interest receivable	317,241	317,241	271,666	271,666
Deposits	64,170,227	61,911,000	59,456,021	57,545,000
Accrued interest on deposits	244,647	244,647	189,340	189,340
Advances from FHLB	$19,000,000	18,712,000	10,000,000	9,887,000

The following methods and assumptions were used in estimating the fair values shown above:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.

•	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management’s estimates of prepayments.

•	The carrying amounts of accrued interest receivable and payable approximate fair value.

•	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

•	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

Off-balance sheet assets include commitments to extend credit and unused lines of credit for which fair values were estimated based on interest rates and fees currently charged to enter into similar transactions. As a result of the short-term nature of the outstanding commitments, the fair values of those commitments are considered immaterial to the Bank’s financial condition.

TEMPO BANK

Notes to Financial Statements

(13)	Subsequent Event- Reorganization and Stock Conversion

On April 3, 2007, Tempo Bank (Bank) completed its reorganization into a two-tier holding company structure and Sugar Creek Financial Corp. (Company) completed its initial public offering. As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of Sugar Creek Financial Corp. (Company), which became a majority-owned subsidiary of Sugar Creek MHC (MHC). In connection with the offering, the Company sold 408,095 shares, or 45% of its common stock, to eligible depositors of the Bank, an employee stock ownership plan and members of the general public at a price of $10 per share. In addition, the Company issued 498,784 shares, or 55% of its common stock, to the MHC. Total shares issued and outstanding on April 3, 2007 were 906,879. Net proceeds from the sale of common stock were $3,114,212 after deduction of conversion costs of $611,248, and unearned compensation of $355,490 related to shares issued to the ESOP. Net proceeds contributed to the MHC, Company and Bank were $50,000, $150,000 and $2,914,212, respectively.

The Company has exclusive voting rights with respect to any matters concerning the Bank requiring stockholder approval. Stockholders of the Company have exclusive voting rights with respect to any matters concerning the Company requiring stockholders approval. The MHC will be able to control the outcome of most matters, except voting for second-step transactions and implementation of equity incentive plans which will require approval by the stockholders, other than the MHC. In the event of a liquidation of the Bank, the Company would be entitled to the assets of the Bank available for distribution after payment of all liabilities of the Bank, including all accounts of depositors and accrued interest. Upon the liquidation of the Company, the holders of its common stock would be entitled to the assets of the Company available for distribution after payment of its liabilities. The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors. Any dividends waived by the MHC, are subject to approval by the OTS.