Form 10QSB
period 2007-06-30
Sugar Creek Financial Corp
filed 2007-08-13
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

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
Yes ☐ No ☒

As of August 8, 2007 there were 906,879 shares of the registrant’s common stock outstanding, $.01 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

SUGAR CREEK FINANCIAL CORP.

FORM 10-QSB

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Sugar Creek Financial Corp. (the “Company”) was organized April 3, 2007 following the completion of the mutual holding company reorganization of Tempo Bank (the “Bank”). After the reorganization and initial public offering, the Company became a federally chartered mid-tier stock holding company of the Bank and owns all of the Bank’s capital stock. The information presented in this report is on a consolidated basis for the Company at and for the three months ended June 30, 2007 and for the Bank for the three months ended June 30, 2006 and at March 31, 2007. See note 2 to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2007	2007
Assets
Cash and due from banks	$425,755	469,454
Federal funds sold	1,327,677	1,680,880
FHLB daily investment	1,653,379	4,808,373
Cash and cash equivalents	3,406,811	6,958,707
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $130,000 and $130,000	80,833,935	79,920,973
Premises and equipment, net	887,101	866,898
Accrued interest receivable:
Securities	7,038	10,000
Loans	319,369	307,241
Other assets	126,345	617,405
Total assets	$87,240,744	90,341,369

Liabilities and Stockholders' Equity
Deposits	$56,870,097	64,170,227
Accrued interest on deposits	222,795	244,647
Advances from FHLB of Chicago	20,000,000	19,000,000
Advances from borrowers for taxes and insurance	395,723	275,521
Other liabilities	224,935	161,303
Income taxes	434,058	420,865
Total liabilities	78,147,608	84,272,563
Commitments and contingencies
Stockholders' equity:
Common stock, 906,879 shares $.01 par value per share	9,069	-
Additional paid-in capital	3,343,002	-
Common stock acquired by employee stock ownership plan	(347,590)	-
Retained earnings - substantially restricted	6,088,655	6,068,806
Total stockholders' equity	9,093,136	6,068,806
Total liabilities and stockholders' equity	$87,240,744	90,341,369

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,
	2007	2006
Interest income:
Loans receivable	$1,191,836	1,006,087
Securities	8,500	11,977
Other interest-earning assets	36,861	31,895
Total interest income	1,237,197	1,049,959

Interest expense:
Deposits	516,125	466,250
Advances from FHLB	217,044	119,363
Total interest expense	733,169	585,613
Net interest income	504,028	464,346
Provision (credit) for loan losses	-	(15,000)
Net interest income after provision (credit)
for loan losses	504,028	479,346
Noninterest income:
Loan service charges	4,133	4,265
Service charges on deposit accounts	29,895	17,409
Gain on sale of investment in service bureau	-	18,492
Other	3,356	2,391
Total noninterest income	37,384	42,557

Noninterest expense:
Compensation and benefits	317,990	289,101
Occupancy expense	19,390	19,430
Equipment and data processing	76,301	68,936
Federal deposit insurance premiums	1,833	1,770
Advertising	7,071	12,459
Supplies expense	13,831	13,519
Other	71,954	54,345
Total noninterest expense	508,370	459,560
Earnings before income taxes	33,042	62,343

Income taxes	13,193	25,053

Net earnings	$19,849	37,290

Earnings per share	0.02	N/A
Dividends per share	0.00	N/A

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$19,849	37,290
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	19,032	23,367
ESOP expense	8,392	-
Amortization of deferred loan fees, net	(4,820)	(4,224)
Provision (credit) for loan losses	-	(15,000)
Increase in accrued interest receivable	(9,166)	(53)
Decrease in other assets	491,061	98,699
Increase (decrease) in:
Accrued interest on deposits	(21,852)	24,577
Other liabilities	63,631	(67,518)
Income taxes	13,193	-
Net cash provided by (used for) operating activities	579,320	97,138
Cash flows from investing activities:
Net change in loans receivable	(908,142)	(5,790,917)
Redemption of FHLB stock	-	815,355
Purchase of premises and equipment	(39,235)	-
Net cash provided by (used for) investing activities	(947,377)	(4,975,562)
Cash flows from financing activities:
Net increase (decrease) in deposits	(7,300,130)	967,179
Increase (decrease) in advances from
borrowers for taxes and insurance	120,202	90,142
Proceeds from advances from FHLB	4,000,000	2,000,000
Repayment of advances from FHLB	(3,000,000)	-
Proceeds from sale of common stock, net	2,996,089	-
Net cash provided by (used for) financing activities	(3,183,839)	3,057,321
Net increase (decrease) in cash and cash equivalents	(3,551,896)	(1,821,103)
Cash and cash equivalents at beginning of period	6,958,707	5,110,683
Cash and cash equivalents at end of period	$3,406,811	3,289,580
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$749,589	557,601
Federal and state income taxes	13,193	25,053
Real estate and repossessions acquired in settlement of loans	$-	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements (financial statements) have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

Sugar Creek Financial Corp. was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (408,095 shares) to the public, and issued 55% of its outstanding shares of common stock (498,784 shares) to Sugar Creek MHC, the mutual holding company of the Bank. In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled $679,371.

(3)  Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company did not exist as of June 30, 2006 or for the period April 1, 2007 through April 2, 2007, per share earnings data is not meaningful for such periods and is therefore not presented.

Earnings per share for the period from April 3, 2007 through June 30, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 34,759, or 872,120 shares outstanding for EPS purposes.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Critical Accounting Policy

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

Balance Sheet Analysis

Overview. Total assets at June 30, 2007 were $87.2 million compared to $90.3 million at March 31, 2007, a decrease of $3.1 million or 3.4%. Cash and cash equivalents of $3.6 million were used to fund a portion of deposit account withdrawals.

Loans. Loans, net of allowance for loan losses, increased by $913,000 or 1.1%, to $80.8 million at June 30, 2007 from $79.9 million at March 31, 2007. Nonaccrual loans at June 30, 2007 amounted to $1.1 million compared to $728,000 at March 31, 2007. Nonaccrual loans at June 30, 2007 were made up of $990,000 of single family loans and $65,000 of consumer loans. The composition at March 31, 2007 was $698,000 of single family loans and $30,000 of consumer loans. There were no loans 90 days or more past due and still accruing or other nonperforming assets at either date.

Nonperforming Assets

	June 30,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans:
Residential real estate	$990	$698
Commercial real estate	—	—
Commercial	—	—
Consumer	65	30
Total	1,055	728
Total nonperforming assets	$1,055	$728

Total nonperforming loans to total loans	1.31%	0.91%
Total nonperforming loans to total assets	1.21	0.83
Total nonperforming assets	1.21	0.83

Investments. Federal Home Loan Bank stock was unchanged at $1.7 million at March 31, 2007 and June 30, 2007. Given the continuing low dividend rate on Federal Home Loan Bank of Chicago stock, we may consider requesting redemption of additional shares of stock when permitted by the Federal Home Loan Bank of Chicago.

Deposits. Deposit balances decreased $7.3 million or 11.4% to $56.9 million at June 30, 2007 from $64.2 million at March 31, 2007. Deposits decreased, in part, due to completion of the reorganization and the transfer of proceeds being held in deposits from the sale of stock to stockholders’ equity. The remainder of the decrease in deposits reflects the competitive market from banks and other financial services firms. During the period, depositors reinvested rate sensitive money from core deposits as well as from maturing certificates into higher-yielding, shorter term certificates.

Borrowings. We use short-term FHLB advances as an additional source of liquidity. Federal Home Loan Bank advances increased $1 million, or 5.26%, to $20.0 million at June 30, 2007 from $19.0 million at March 31, 2007.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

General. Net earnings for the three months ended June 30, 2007 were $20,000, a decrease of $17,000 from the three months ended June 30, 2006. The decrease in net earnings was primarily the result of a $49,000 increase in noninterest expense.

Total Interest Income. Total interest income increased $187,000 to $1.2 million for the three months ended June 30, 2007 from $1.0 million for the same period ended June 30, 2006. The increase was primarily a result of a $186,000 increase in interest income on loans due to an increase in both the average balance of loans and the average yield on loans.

Total Interest Expense. Total interest expense increased by $147,000 to $733,000 for the three months ended June 30, 2007 from $586,000 for the three months ended June 30, 2006. The increase resulted primarily from an increase in interest expense on deposits of $50,000 and an increase in interest on Federal Home Loan Bank advances of $97,000 for the three months ended June 30, 2006 due primarily to an increase in the average rate on deposits and increases in the average balance and average rate paid on Federal Home Loan Bank advances.

Net Interest Income. Net interest income increased $40,000 to $504,000 for the three months ended June 30, 2007 from $464,000 for the three months ended June 30, 2006.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$80,574	$1,192	5.92%	$70,111	$1,006	5.74%
Stock in FHLB of Chicago	1,660	8	1.93	2,751	12	1.74
Other interest-earning assets	3,273	37	4.52	2,836	32	4.51
Total interest-earning assets	85,507	1,237	5.79	75,698	1,050	5.55
Liabilities and equity:
Total interest-bearing deposits (1)	55,949	516	3.69	58,100	466	3.21
FHLB advances	18,345	217	4.73	10,418	120	4.58
Total interest-bearing liabilities	74,294	733	3.90	68,518	586	3.42
Net interest income		$504			$464

(1) Excludes noninterest bearing deposits of $2.2 million and $2.1 million for the three-months ended June 30, 2007 and 2006, respectively.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information.

For the three month period ended June 30, 2007 and June 30, 2006, no additions were made to allowance for loan losses which balance was $130,000 for both periods.

Analysis of Loan Loss Experience

	Three Months Ended June 30,
(Dollars in thousands)	2007	2006
Allowance at beginning of period	$130	$130
Provision (recovery of) for loan losses	—	(15)

Charge-offs	—	—
Recoveries	—	15
Net recovery (charge-offs)	—	15

Allowance at end of period	$130	$130

Allowance to nonperforming loans	12.32%	11.13%
Allowance to total loans outstanding at the end of the period	0.16	0.18
Net charge-offs (recoveries) to average loans outstanding during the period	—	—

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased for the three month period ended June 30, 2007 to $37,000 from $43,000 for the three months ended June 30, 2006. The three months ended June 30, 2006 included a non-recurring gain on sale of stock in a service bureau of $18,000. During the period ended June 30, 2007 the Bank instituted a new overdraft privilege program for its transaction account customers. As the program is just starting to gain acceptance and use, the income generated from this program is expected to continually improve as time goes by.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased by $49,000 to $508,000 for the three months ended June 30, 2007 from $459,000 for the three months ended June 30, 2006. This increase was due to increases in compensation and employee health care costs. Equipment and data processing expense increased to $76,000 for the three months ended June 30, 2007 from $69,000 for the three months ended June 30, 2006 due to higher outside service bureau costs. Other noninterest expense increased primarily as a result of higher professional fees associated with the Company’s status as a public entity.

Income Taxes. Income taxes decreased $12,000 to $13,000 for the three months ended June 30, 2007 from $25,000 for the three months ended June 30, 2006. The reduction in tax expense is directly attributable to lower earnings before income taxes for the three months ended June 30, 2007 of $33,000 from $62,000 for the three months ended June 30, 2006.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $3.4 million. In addition, at June 30, 2007, we had arrangements to borrow up to $31.6 million from the Federal Home Loan Bank of Chicago. On June 30, 2007, we had $20.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2007, we had $200,000 in loan commitments outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2007 totaled $33.4 million, or 84.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The offering increased our equity by $3.0 million to $9.1 million. The increase in equity resulting from the capital raised in the offering may, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels.

The actual and required capital amounts and ratios at June 30, 2007 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholder's equity	$8,666	9.9%	$1,308	1.5%
General valuation allowance	130
Total capital to risk-weighted assets	$8,796	18.8%	$3,736	8.0%	$4,670	10.0%

Tier 1 capital to risk-weighted assets	$8,666	18.6%	$1,868	4.0%	$2,802	6.0%

Tier 1 capital to total assets	$8,666	9.9%	$3,484	4.0%	$4,361	5.0%

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the quarter that was not registered under the Securities Exchange Act. No repurchases of common stock were made during the quarter.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.0	Plan of Reorganization and Stock Issuance (1)

3.1	Charter of Sugar Creek Financial Corp. (2)

3.2	Bylaws of Sugar Creek Financial Corp. (2)

4.0	Stock Certificate of Sugar Creek Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Operating Officer

32.0	Section 1350 Certification

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-139332.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Form 10-KSB, File No. 000-52532.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Dated: August 10, 2007	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer
(principal executive, financial and accounting officer)

Dated: August 10, 2007	By:	/s/ Francis J. Eversman
Francis J. Eversman
President and Chief Operating Officer
(principal executive officer)