Form 10QSB
period 2007-09-30
Sugar Creek Financial Corp
filed 2007-11-13
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Yes ☐ No ☒

As of November 8, 2007 there were 906,879 of the registrant’s common stock outstanding, $.01 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGAR CREEK FINANCIAL CORP.

FORM 10-QSB

i

Part I. Financial Information

Item 1. Financial Statements.

Sugar Creek Financial Corp. (the “Company”) was organized April 3, 2007 following the completion of the mutual holding company reorganization of Tempo Bank (the “Bank”). After the reorganization and initial public offering, the Company became a federally chartered mid-tier stock holding company of the Bank and owns all of the Bank’s capital stock. The information presented in this report is on a consolidated basis for the Company at and for the three and six months ended September 30, 2007 and for the unconverted Bank at March 31, 2007 and for the three and six months ended September 30, 2006. See note 2 to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
	September 30,	March 31,
Assets	2007	2007
Cash and due from banks	$626,823	469,454
Federal funds sold	2,019,979	1,680,880
FHLB daily investment	1,095,327	4,808,373
Cash and cash equivalents	3,742,129	6,958,707
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $130,000 and $130,000	81,153,521	79,920,973
Premises and equipment, net	971,784	866,898
Accrued interest receivable:
Securities	-	10,000
Loans	324,881	307,241
Other assets	90,263	617,405
Total assets	$87,942,723	90,341,369

Liabilities and Stockholders' Equity
Deposits	$55,819,781	64,170,227
Accrued interest on deposits	220,550	244,647
Advances from FHLB of Chicago	22,000,000	19,000,000
Advances from borrowers for taxes and insurance	122,558	275,521
Other liabilities	195,568	161,303
Income taxes	442,765	420,865
Total liabilities	78,801,222	84,272,563
Commitments and contingencies
Stockholders' equity:
Common stock, 906,879 shares $.01 par value per share	9,069	-
Additional paid-in capital	3,342,804	-
Common stock acquired by employee stock ownership plan	(339,690)	-
Retained earnings - substantially restricted	6,129,318	6,068,806
Total stockholders' equity	9,141,501	6,068,806
Total liabilities and stockholders' equity	$87,942,723	90,341,369

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Earnings

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Interest income:	(Unaudited)		(Unaudited)
Loans receivable	$1,205,816	1,097,453	$2,397,652	2,103,540
Securities	4,551	21,122	13,051	33,099
Other interest-earning assets	27,216	47,999	64,077	79,894
Total interest income	1,237,583	1,166,574	2,474,780	2,216,533

Interest expense:
Deposits	496,674	496,229	1,012,799	962,479
Advances from FHLB	248,651	175,366	465,695	294,729
Total interest expense	745,325	671,595	1,478,494	1,257,208
Net interest income	492,258	494,979	996,286	959,325
Provision (credit) for loan losses	-	10,548	-	(4,452)
Net interest income after provision (credit)
for loan losses	492,258	484,431	996,286	963,777

Noninterest income:
Loan service charges	7,243	3,777	11,376	8,042
Service charges on deposit accounts	33,411	24,154	63,306	41,563
Gain on sale of investment in service bureau	-	-	-	18,492
Other	3,953	2,984	7,309	5,375
Total noninterest income	44,607	30,915	81,991	73,472

Noninterest expense:
Compensation and benefits	274,834	240,018	592,824	529,119
Occupancy expense	25,467	23,641	44,857	43,071
Equipment and data processing	82,096	72,951	158,397	141,887
Federal deposit insurance premiums	1,851	1,862	3,684	3,632
Advertising	9,498	15,202	16,569	27,661
Supplies expense	5,958	9,065	19,789	22,584
Other	70,019	56,848	141,973	111,193
Total noninterest expense	469,723	419,587	978,093	879,147
Earnings before income taxes	67,142	95,759	100,184	158,102

Income taxes	26,479	37,790	39,672	62,843

Net earnings	$40,663	57,969	$60,512	95,259

Earnings per share	$0.05	N/A	$0.07	N/A
Dividends per share	$0.00	N/A	$0.00	N/A

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$60,512	95,259
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	38,063	44,122
ESOP expense	16,095	-
Amortization of deferred loan fees, net	(10,849)	(10,722)
Provision (credit) for loan losses	-	(4,452)
Decrease (increase) in accrued interest receivable	(7,640)	(7,858)
Decrease in other assets	527,142	94,226
Increase (decrease) in:
Accrued interest on deposits	(24,097)	41,301
Other liabilities	34,265	(6,100)
Income taxes	21,900	6,910
Net cash provided by (used for) operating activities	655,391	252,686
Cash flows from investing activities:
Net change in loans receivable	(1,221,699)	(7,399,564)
Redemption of FHLB stock	-	815,355
Purchase of premises and equipment	(142,949)	(2,000)
Net cash provided by (used for) investing activities	(1,364,648)	(6,586,209)
Cash flows from financing activities:
Net increase (decrease) in deposits	(8,350,446)	814,467
Increase (decrease) in advances from
borrowers for taxes and insurance	(152,963)	(187,532)
Proceeds from advances from FHLB	19,000,000	5,000,000
Repayment of advances from FHLB	(16,000,000)	-
Proceeds from sale of common stock, net	2,996,088	-
Net cash provided by (used for) financing activities	(2,507,321)	5,626,935
Net increase (decrease) in cash and cash equivalents	(3,216,578)	(706,588)
Cash and cash equivalents at beginning of period	6,958,707	5,110,683
Cash and cash equivalents at end of period	$3,742,129	4,404,095
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$1,478,495	1,320,184
Federal and state income taxes	39,672	19,000
Real estate and repossessions acquired in settlement of loans	$-	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

Sugar Creek Financial Corp. was organized as a federal corporation at the direction of the Bank in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (408,095 shares) to the public, and issued 55% of its outstanding shares of common stock (498,784 shares) to Sugar Creek MHC, the mutual holding company of the Bank. The Company loaned $355,490 to a trust for the Employee Stock Ownership Plan (“the ESOP”) enabling the ESOP to purchase 35,549 shares of common stock in the offering for the benefit of the Bank’s employees. In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled $679,371.

 (3)  Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company did not exist as of September 30, 2006 or for the period April 1, 2007 through April 2, 2007, per share earnings data is not meaningful for such periods and is therefore not presented.

Earnings per share for the three months ended September 30, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 34,364, or 872,515 shares. Earnings per share for the period April 3, 2007 through September 30, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 34,759, or 872,120 shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended September 30, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2007 were $87.9 million compared to $90.3 million at March 31, 2007, a decrease of $2.4 million or 2.7%. The decrease in cash and cash equivalents of $3.2 million was used to fund a portion of deposit account withdrawals.

Loans. Loans, net of allowance for loan losses, increased by $1.2 million to $81.2 million at September 30, 2007 from $79.9 million at March 31, 2007. Nonaccrual loans at September 30, 2007 amounted to $1.054 million compared to $728,000 at March 31, 2007. Nonaccrual loans at September 30, 2007 were made up of $1.024 million single family loans and $30,000 of consumer loans. The composition at March 31, 2007 was $698,000 of single family loans and $30,000 of consumer loans. There were no loans 90 days or more past due and still accruing or other nonperforming assets at either date.

Nonperforming Assets

	September 30,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans:
Residential real estate	$1,024	$698
Commercial real estate	—	—
Commercial	—	—
Consumer	30	30
Total	1,054	728
Total nonperforming assets	1,054	728

Total nonperforming loans to total loans	1.30%	0.91%
Total nonperforming loans to total assets	1.20%	0.83%
Total nonperforming assets and troubled debt restructurings to total assets	1.20%	0.83%

Investments. The Bank is a member of the Federal Home Loan Bank of Chicago (FHLBC), from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. On October 30, 2007, the board of directors of the FHLBC determined that it would not declare a dividend for the third quarter of 2007. As of September 30, 2007, we owned $1.66 million of FHLBC stock, of which $560,100 was considered excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the FHLBC, Tempo Bank expects to request redemption of the majority of its excess or voluntary stock. For the six months ended September 30, 2007 and 2006, the Bank recognized $13,051 and $33,099, respectively, in dividend income from the FHLBC.

Deposits. Deposit balances decreased $8.4 million or 13.0% to $55.8 million at September 30, 2007 from $64.2 million at March 31, 2007. Deposits decreased, in part, due to completion of the reorganization and transfer of proceeds held as deposits at March 31, 2007 to stockholders’ equity effective April 3, 2007. The remainder of the decrease in deposits reflects the competitive market from banks and other financial services firms. During the period, depositors reinvested rate sensitive money from core deposits as well as from maturing certificates into higher-yielding, shorter term certificates.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances increased $3.0 million, or 15.8%, to $22.0 million at September 30, 2007 from $19.0 million at March 31, 2007.

Results of Operations for the Three Months Ended September 30, 2007 and 2006.

General. Net earnings for the three months ended September 30, 2007 were $40,700, a decrease of $17,300 from the three months ended September 30, 2006. The decrease in net earnings was primarily caused by higher noninterest expense, partially offset by higher noninterest income and lower provision for loan losses.

Total Interest Income. Total interest income increased $71,000 to $1.2 million for the three months ended September 30, 2007 from $1.1 million for the same period ended September 30, 2006. Interest income on loans increased $108,400 as a result of a higher average balance of loans and a higher average yield on loans, partially offset by lower dividends on FHLB stock and lower earnings on other interest-earning assets.

Total Interest Expense. Total interest expense increased by $73,700 to $745,300 for the three months ended September 30, 2007 from $671,600 for the three months ended September 30, 2006. The increase resulted primarily from an increase in interest on FHLB advances due to a higher average balance.

Net Interest Income. Net interest income decreased $2,700 to $492,300 for the three months ended September 30, 2007 from $495,000 for the three months ended September 30, 2006.

Provision for Loan Losses. We did not record a provision for loan losses in the three months ended September 30, 2007. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the three month period ended September 30, 2007 to $44,600 from $30,900 for the three months ended September 30, 2006. The Bank instituted a new overdraft privilege program for its transaction account customers. As the program is just starting to gain acceptance and use, the income generated from this program is expected to gradually improve in the future.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased by $50,100 to $469,700 for the three months ended September 30, 2007 from $419,600 for the three months ended September 30, 2006. Compensation and benefits increased due to higher salary levels, ESOP expenses and health care cost. Equipment and data processing expense increased to $82,100 for the three months ended September 30, 2007 from $73,000 for the three months ended September 30, 2006 due to higher outside service bureau costs. Other noninterest expense increased primarily as a result of higher professional fees and costs associated with the Company’s status as a public entity.

Income Taxes. Income taxes declined $11,300 to $26,500 for the three months ended September 30, 2007 from $37,800 for the three months ended September 30, 2006. The decrease in tax expense is directly attributable lower earnings before income taxes.

Results of Operations for the Six Months Ended September 30, 2007 and 2006.

General. Net earnings for the six months ended September 30, 2007 were $60,500, a decrease of $34,700 from the six months ended September 30, 2006. The decrease in net earnings was primarily the result of an increase in noninterest expense that was offset by an increase in net interest income, an increase in noninterest income and a decrease in income tax expense.

The following table summarizes average balances and average yields and costs for the six months ended September 30, 2007 and 2006.

	Six Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$80,830	$2,398	5.93%	$72,223	$2,103	5.83%
Stock in FHLB of Chicago	1,660	13	1.57	2,366	33	2.80
Other interest-earning assets	2,536	64	5.05	2,766	80	5.78
Total interest-earning assets	85,026	2,475	5.82	77,355	2,216	5.73

Noninterest-earning assets	2,259			2,118
Total assets	87,285			79,473

Liabilities and Stockholders’ Equity
Total interest-bearing deposits	54,657	1,013	3.71	57,982	962	3.32

FHLB advances	20,167	466	4.62	12,571	295	4.69
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	74,824	1,479	3.95	70,553	1,257	3.56

Noninterest-bearing deposit accounts	2,326			2,138
Other noninterest-bearing liabilities	1,039			785
Total liabilities	78,189			73,476

Stockholders’ equity	9,096			5,997
Total liabilities and stockholders’equity	$87,285			$79,473

Net interest income		$996			$959

Total Interest Income. Total interest income increased $258,200 to $2.5 million for the six months ended September 30, 2007 from $2.2 million for the same period ended September 30, 2006. Interest income on loans increased $294,100 due to a higher average balance of loans and a higher average yield on loans, partially offset by lower dividends on securities and interest on other interest-earning assets.

Total Interest Expense. Total interest expense increased by $221,300 to $1.5 million for the six months ended September 30, 2007 from $1.3 million for the six months ended September 30, 2006. The increase resulted primarily from an increase in interest expense on deposits of $50,300 and an increase in interest on FHLB advances of $171,000 for the six months ended September 30, 2007 due to higher average rates on deposits and advances.

Net Interest Income. Net interest income increased $37,000 to $996,300 for the six months ended September 30, 2007 from $959,300 for the six months ended September 30, 2006.

Provision for Loan Losses. We did not record a provision for loan losses in the six months ended September 30, 2007. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and peer group information and industry loss statistics.

Analysis of Loan Loss Experience

	Six Months Ended September 30,
(Dollars in thousands)	2007	2006
Allowance at beginning of period	$130	$130
Provision (recovery of) for loan losses	—	(4)
Charge-offs	—	(11)
Recoveries	—	15
Net recovery (charge-offs)	—	4
Allowance at end of period	$130	$130

Allowance to nonperforming loans	12.33%	11.13%
Allowance to total loans outstanding at the end of the period	0.16	0.18
Net charge-offs (recoveries) to average loans outstanding during the period	—	—

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan servicing charges, and other income. Total noninterest income increased $8,500 for the six month period ended September 30, 2007 to $82,000 from $73,500 for the six months ended September 30, 2006. The six months ended September 30, 2006 included a non-recurring gain on sale of stock in a service bureau of $18,500. During the six month period ended September 30, 2007 the Bank instituted a new overdraft privilege program for its transaction accounts. As a result, service charges on deposit accounts increased to $63,300 for the six months ended September 30, 2007 from $41,600 for the six months ended September 30, 2006. As the program is still in the beginning stages, we anticipate wider acceptance and use as the product matures. Income generated from this program is expected to gradually improve in the future.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased to $985,000 for the six months ended September 30, 2007 from $879,000 for the six months ended September 30, 2006. This increase was due to increases in compensation, ESOP expenses, employee health care, corporate insurance, higher equipment and data processing costs, and higher professional fees.

Income Taxes. Income taxes decreased $23,200 to $39,700 for the six months ended September 30, 2007 from $62,800 for the six months ended September 30, 2006. The reduction in tax expense is directly attributable to lower earnings before income taxes for the six months ended September 30, 2007 of $100,200 versus $158,100 for the six months ended September 30, 2006.

Liquidity and Capital Management

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the FHLBC. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $3.7 million. In addition, at September 30, 2007, we had arrangements to borrow up to $30.5 million from the FHLBC. On September 30, 2007, we had $22.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2007, we had no loan commitments outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2007 totaled $29.8 million, or 76.8% of certificates of deposit. Although this is a smaller percentage of certificates of deposit that mature within one year than last quarter, it continues to reflect customers’ hesitancy to invest their funds for longer periods given current uncertainties about the interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. With the recent action taken by the Federal Reserve’s Federal Open Market Committee to lower the Fed funds and Discount Window rates, we believe we can attract new money deposits with targeted pricing and begin to reverse a significant portion of our certificates of deposit outflows of recent periods. The local deposit market is extremely competitive with both regional and national banking institutions resulting in a very rate sensitive time deposit base. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels. The Bank’s actual and required capital amounts and ratios at September 30, 2007 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholder's equity of the Bank	$8,720	9.9%	$1,319	1.5%
General valuation allowance	130
Total capital to risk-weighted assets	$8,850	18.7%	$3,796	8.0%	$4,744	10.0%

Tier 1 capital to risk-weighted assets	$8,720	18.4%	$1,898	4.0%	$2,847	6.0%

Tier 1 capital to total assets	$8,720	9.9%	$3,517	4.0%	$4,396	5.0%

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

For the three and six months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

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

SUGAR CREEK FINANCIAL CORP.

Dated: November 9, 2007	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer
(principal executive, financial and accounting officer)

Dated: November 9, 2007	By:	/s/ Francis J. Eversman
Francis J. Eversman
President and Chief Operating Officer (principal executive officer)