Form 10QSB
period 2007-12-31
Sugar Creek Financial Corp
filed 2008-02-13
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☐ No ☒

As of December 31, 2007 there were 906,879 shares of the registrant’s common stock outstanding, $.01 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUGAR CREEK FINANCIAL CORP.

FORM 10-QSB

i

Part I. Financial Information

Item 1. Financial Statements.

Sugar Creek Financial Corp. (the “Company”) was organized April 3, 2007 following the completion of the mutual holding company reorganization of Tempo Bank (the “Bank”). After the reorganization and initial public offering, the Company became a federally chartered mid-tier stock holding company of the Bank and owns all of the Bank’s capital stock. The information presented in this report is on a consolidated basis for the Company at and for the three and nine months ended December 31, 2007 and for the unconverted Bank at March 31, 2007 and for the three and nine months ended December 31, 2006. See note 2 to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2007	2007
Assets
Cash and due from banks	$528,214	469,454
Federal funds sold	2,157,041	1,680,880
FHLB daily investment	1,767,239	4,808,373
Cash and cash equivalents	4,452,494	6,958,707
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses of $124,000 and $130,000	81,158,205	79,920,973
Premises and equipment, net	1,027,842	866,898
Real estate owned	385,847	-
Accrued interest receivable:
Securities	-	10,000
Loans	322,527	307,241
Other assets	75,800	617,405
Total assets	$89,082,860	90,341,369

Liabilities and Stockholders' Equity
Deposits	$57,273,759	64,170,227
Accrued interest on deposits	240,067	244,647
Advances from FHLB of Chicago	21,500,000	19,000,000
Advances from borrowers for taxes and insurance	319,079	275,521
Other liabilities	213,050	161,303
Income taxes	418,264	420,865
Total liabilities	79,964,219	84,272,563
Commitments and contingencies
Stockholders' equity:
Common stock, 906,879 shares $.01 par value per share	9,069	-
Additional paid-in capital	3,345,284	-
Common stock acquired by employee stock ownership plan	(334,629)	-
Retained earnings - substantially restricted	6,098,917	6,068,806
Total stockholders' equity	9,118,641	6,068,806
Total liabilities and stockholders' equity	$89,082,860	90,341,369

See accompanying notes to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$1,255,443	1,121,058	$3,653,095	3,224,598
Securities	-	15,753	13,051	48,852
Other interest-earning assets	32,931	35,167	97,008	115,061
Total interest income	1,288,374	1,171,978	3,763,154	3,388,511

Interest expense:
Deposits	511,615	529,943	1,524,414	1,492,422
Advances from FHLB	270,309	183,917	736,005	478,646
Total interest expense	781,924	713,860	2,260,419	1,971,068
Net interest income	506,450	458,118	1,502,735	1,417,443
Provision (credit) for loan losses	80,436	-	80,436	(4,452)
Net interest income after provision (credit) for loan losses	426,014	458,118	1,422,299	1,421,895

Noninterest income:
Loan service charges	7,479	6,530	18,855	14,572
Service charges on deposit accounts	34,961	22,312	98,267	63,875
Gain on sale of investment in service bureau	-	-	-	18,491
Other	5,475	2,770	12,783	8,146
Total noninterest income	47,915	31,612	129,905	105,084

Noninterest expense:
Compensation and benefits	296,252	280,130	889,075	809,249
Occupancy expense	23,142	20,826	68,000	63,897
Equipment and data processing	82,232	81,524	240,629	223,411
Federal deposit insurance premiums	1,671	1,873	5,354	5,505
Advertising	12,056	21,357	28,624	49,018
Supplies expense	11,301	7,348	31,090	29,933
Other	87,303	68,982	229,276	180,174
Total noninterest expense	513,957	482,040	1,492,048	1,361,187
Earnings (loss) before income taxes	(40,028)	7,690	60,156	165,792

Income tax expense (benefit)	(15,290)	2,147	24,382	64,990

Net earnings (loss)	$(24,738)	5,543	$35,774	100,802

Earnings (loss) per share	$(0.03)	N/A	$0.04	N/A
Dividends per share	$0.00	N/A	$0.00	N/A

See accompanying notes to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$35,774	100,802
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	59,321	67,452
ESOP expense	23,636	-
Amortization of deferred loan fees, net	(18,558)	(10,722)
Provision (credit) for loan losses	80,436	(4,452)
Decrease (increase) in accrued interest receivable	(5,286)	(13,080)
Decrease (increase) in other assets	541,605	(163,608)
Increase (decrease) in:
Accrued interest on deposits	(4,580)	52,436
Other liabilities	51,747	(47,352)
Income taxes	(8,264)	-
Net cash provided by (used for) operating activities	755,831	(18,524)
Cash flows from investing activities:
Net change in loans receivable	(1,684,957)	(9,321,858)
Redemption of FHLB stock	-	1,171,310
Purchase of premises and equipment	(220,265)	(12,284)
Net cash provided by (used for) investing activities	(1,905,222)	(8,162,832)
Cash flows from financing activities:
Net increase (decrease) in deposits	(6,896,468)	583,295
Increase (decrease) in advances from borrowers for taxes and insurance	43,558	(60,229)
Proceeds from advances from FHLB	21,500,000	6,000,000
Repayment of advances from FHLB	(19,000,000)	-
Proceeds from sale of common stock, net	2,996,088	-
Net cash provided by (used for) financing activities	(1,356,822)	6,523,066
Net increase (decrease) in cash and cash equivalents	(2,506,213)	(1,658,290)
Cash and cash equivalents at beginning of period	6,958,707	5,110,683
Cash and cash equivalents at end of period	$4,452,494	3,452,393
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$2,250,455	1,899,209
Federal and state income taxes	$24,382	37,999
Real estate and repossessions acquired in settlement of loans	$385,847	-

See accompanying notes to the unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
December 31, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

 (3)  Earnings Per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the Company did not exist as of December 31, 2006 or for the period April 1, 2007 through April 2, 2007, per share earnings data is not meaningful for such periods and is therefore not presented.

Earnings per share for the three months ended December 31, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 33,574, or 873,305 shares. Earnings per share for the period April 3, 2007 through December 31, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 34,364, or 872,515 shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2007 and 2006 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2007 were $89.1 million compared to $90.3 million at March 31, 2007. A decrease in cash and cash equivalents, partially offset by an increase in loan balances, resulted in a decrease in assets of $1.3 million.

Loans. Loans, net of allowance for loan losses increased to $81.2 million at December 31, 2007 from $79.9 million at March 31, 2007. Nonaccrual loans at December 31, 2007 declined to $43,000 compared to $728,000 at March 31, 2007. Nonaccrual loans at December 31, 2007 were made up of $14,000 of single family loans and $29,000 of consumer loans. The composition at March 31, 2007 was $698,000 of single family loans and $30,000 of consumer loans. There were no loans 90 days or more past due and still accruing or other nonperforming assets at either date. Nonaccrual loans decreased during the quarter ended December 31, 2007 as a result of the resolution of three single family loans and an auto loan involving borrowers that were in bankruptcy. One loan was acquired in foreclosure and was classified as real estate owned as of December 31, 2007 at $386,000. An auto loan, with a balance of $16,143, was restructured to extend the term and lower the payment.

Nonperforming Assets
	December 31,	March 31,
(Dollars in thousands)	2007	2007
Nonaccrual loans:
Residential real estate	$14	$698
Commercial real estate	—	—
Commercial	—	—
Consumer	29	30
Total	43	728
Real estate owned	386	-
Total nonperforming assets	429	728

Total nonperforming loans to total loans	0.05%	0.91%
Total nonperforming loans to total assets	0.05%	0.83%
Total nonperforming assets and troubled debt restructurings to total assets	0.48%	0.83%

Investments. The Bank is a member of the Federal Home Loan Bank of Chicago (FHLBC), from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The FHLBC did not declare or pay a dividend for the third and fourth quarters of 2007 citing continuing pressure on net interest income, projected earnings levels, market conditions and regulatory requirements.

At December 31, 2007, we owned $1.66 million of FHLBC stock, of which $585,100 was considered excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the FHLBC, Tempo Bank expects to request redemption of the majority of its excess or voluntary stock as soon as an official redemption policy has been announced by the FHLBC. For the nine months ended December 31, 2007 and 2006, the Bank recognized $13,051 and $48,852, respectively, in dividend income from the FHLBC.

Deposits. Deposit balances decreased to $57.3 million at December 31, 2007 from $64.2 million at March 31, 2007. Deposits decreased, in part, due to completion of the reorganization and transfer of proceeds held as deposits at March 31, 2007 to stockholders’ equity effective April 3, 2007. The remainder of the decrease in deposits reflects competition in the Bank’s market from other banks and financial services firms. During the 2007 period, depositors reinvested rate sensitive money from core deposits as well as from maturing certificates into higher-yielding, shorter term certificates.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances increased $2.5 million from $19.0 million at March 31, 2007 to $21.5 million at December 31, 2007.

Results of Operations for the Three Months Ended December 31, 2007 and 2006.

General. Net loss for the three months ended December 31, 2007 was $24,700 compared to net earnings of $5,500 at December 31, 2006. The decrease in net earnings for the quarter was primarily due to an increase in provision for loan losses, partially offset by higher net interest income

Total Interest Income. Total interest income increased $116,400 to $1.3 million for the three months ended December 31, 2007 from $1.2 million for the three months ended December 31, 2006. Interest income on loans increased $134,000 as a result of a higher average balance of loans and a higher average yield on loans. Partially offsetting these increases was the decrease in dividends on securities resulting from the FHLBC not declaring a dividend for the quarter ended December 31, 2007.

Total Interest Expense. Total interest expense increased by $68,000 to $781,900 for the three months ended December 31, 2007 from $713,900 for the three months ended December 31, 2006. The increase resulted primarily from higher average balance of FHLB advances.

Net Interest Income. Net interest income increased $48,300 to $506,400 for the three months ended December 31, 2007 from $458,100 for the three months ended December 31, 2006.

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

During the quarter ended December 31, 2007, the Bank recorded a provision for loan losses of $80,400 compared to no provision during the same 2006 period. We recorded net charge-offs of $86,400 in the 2007 quarter as compared to net recoveries of $4,000 during the 2006 quarter. The increase in charge-offs related primarily to the resolution of three single family loans and an automobile loan previously classified as nonaccrual. See discussion above under “Balance Sheet Analysis - Loans”.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the three month period ended December 31, 2007 to $47,900 from $31,600 for the three months ended December 31, 2006 due primarily to the Bank’s new overdraft privilege program for transaction account customers. The noninterest income generated from this program is expected to continue to improve in the future.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased by $32,000 to $514,000 for the three months ended December 31, 2007 from $482,000 for the three months ended December 31, 2006. Compensation and benefits increased due to higher salary levels, ESOP expenses and employee health care cost. Other noninterest expense increased primarily as a result of higher professional fees and costs associated with the Company’s status as a public entity (including costs relating to the Company’s annual meeting of stockholders held during the 2007 quarter).

Income Taxes. Income tax benefit was $15,300 for the three months ended December 31, 2007 compared to expense of $2,100 to the three months ended December 31, 2006. The tax benefit is directly attributable to losses resulting primarily from the increase in the provision for loan losses.

Results of Operations for the Nine Months Ended December 31, 2007 and 2006.

General. Net earnings for the nine months ended December 31, 2007 were $35,800 compared to $100,800 for the nine months ended December 31, 2006. The decrease in net earnings was primarily the result of the provision for loan losses.

The following table summarizes average balances and annualized average yields and costs for the nine months ended December 31, 2007 and 2006.

	Nine Months Ended December 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$81,100	$3,653	6.01%	$73,326	$3,225	5.86%
Stock in FHLB of Chicago	1,660	13	1.04	2,225	49	2.93
Other interest-earning assets	2,598	97	4.98	2,408	115	6.37
Total interest-earning assets	85,358	3,763	5.88	77,959	3,389	5.80

Noninterest-earning assets	2,523			2,595
Total assets	87,881			80,554

Liabilities and Stockholders’ Equity
Total interest-bearing deposits	54,461	1,524	3.73	57,946	1,492	3.43

FHLB advances	20,778	736	4.72	13,300	479	4.80
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	75,239	2,260	4.01	71,246	1,971	3.69

Noninterest-bearing deposit accounts	2,444			2,134
Other noninterest-bearing liabilities	1,120			1,174
Total liabilities	78,803			74,554

Stockholders’ equity	9,078			6,000
Total liabilities and stockholders’ equity	$87,881			$80,554

Net interest income		$1,503			$1,418

Total Interest Income. Total interest income increased $374,600 to $3.8 million for the nine months ended December 31, 2007 from $3.4 million for the same period in 2006. The increase is a result of a higher average yield on loans, despite lower dividends on securities and interest on other interest-earning assets.

Total Interest Expense. Total interest expense increased by $289,300 to $2.3 million for the nine months ended December 31, 2007 from $2.0 million for the nine months ended December 31, 2006 due primarily to an increase in the average rate paid on deposits and an increase in the average balance of FHLB advances.

Net Interest Income. Net interest income increased $85,300 to $1.5 million for the nine months ended December 31, 2007 from $1.4 million for the nine months ended December 31, 2006.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information. The provision for loan losses amounted to $80,400 for the nine months ended December 31, 2007.

Analysis of Loan Loss Experience

	Nine Months Ended December 31,
(Dollars in thousands)	2007	2006
Allowance at beginning of period	$130	$130
Provision (recovery of) for loan losses	80	(4)
Charge-offs	(92)	(11)
Recoveries	6	15
Net recovery (charge-offs)	(86)	4
Allowance at end of period	$124	$130

Allowance to nonperforming loans	288.37%	18.25%
Allowance to total loans outstanding at the end of the period	0.15	0.17
Net charge-offs (recoveries) to average loans outstanding during the period	0.11	(0.01)

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan servicing charges, and other income. Total noninterest income increased $24,800 for the nine month period ended December 31, 2007 to $129,900 from $105,100 for the nine months ended December 31, 2006. The nine months ended December 31, 2006 included a non-recurring gain on sale of stock in a service bureau of $18,500. During the nine month period ended December 31, 2007 the Bank instituted an overdraft privilege program for its transaction accounts. As a result, service charges on deposit accounts increased to $98,300 for the nine months ended December 31, 2007 from $63,900 for the nine months ended December 31, 2006. Income generated from this program is expected to continue to improve in the future.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased to $1.5 million for the nine months ended December 31, 2007 from $1.4 million for the nine months ended December 31, 2006. Noninterest expense increased due to the addition of two new employees, ESOP expenses, employee health care, D&O and corporate insurance, higher equipment and data processing costs, and higher professional fees.

However, December 2007 is of significance for the Bank’s current item processing systems. New electronics and software purchased over the period from April 2007 through December 2007 and placed in service on December 6, 2007 has enabled the Bank to function as a true Check 21 facility fully capable of processing check items as images and to exchange them with the Federal Reserve through FedForward, FedReceipt and FedReturn. Within three years, the costs associated with these system upgrades and software purchases will significantly improve the cost associated with presentment and clearing of check items and statement renderings well into the future. An immediate benefit of being Check 21 enabled is the reduction of courier expenses from $890 per month to zero.

The Bank recently changed its employee health care insurance provider and expects lower costs in the future based on the current number of employees.

Income Taxes. Income taxes decreased $40,600 to $24,400 for the nine months ended December 31, 2007 from $65,000 for the nine months ended December 31, 2006. The reduction in tax expense is directly attributable to lower earnings before income taxes for the nine months ended December 31, 2007 and the provision for loan losses.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $4.5 million. In addition, at December 31, 2007, we had potential advance availability up to $33.2 million from the FHLBC. On December 31, 2007, we had $21.5 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2007, we had no loan commitments outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2007 totaled $29.6 million, or 73.0% of certificates of deposit. Although the percentage of certificates of deposit that mature within one year is smaller than last quarter, it continues to reflect customers’ hesitancy to invest their funds for longer periods given current uncertainties about the interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. With the recent action taken by the Federal Reserve’s Federal Open Market Committee to lower the Fed funds and Discount Window rates, we believe we can attract new money deposits with targeted pricing and begin to reverse a significant portion of our certificates of deposit outflows of recent periods. The local deposit market is extremely competitive with both regional and national banking institutions resulting in a very rate sensitive time deposit base. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels. The Bank’s actual and required capital amounts and ratios at December 31, 2007 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholder's equity of the Bank	$8,712	9.8%	$1,336	1.5%
General valuation allowance	124
Total capital to risk-weighted assets	$8,836	18.7%	$3,784	8.0%	$4,730	10.0%

Tier 1 capital to risk-weighted assets	$8,712	18.7%	$1,892	4.0%	$2,838	6.0%

Tier 1 capital to total assets	$8,712	9.8%	$3,563	4.0%	$4,454	5.0%

Equity Incentive Plan

On November 19, 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (“Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 of restricted stock. No shares have been granted to date.

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

For the three and nine months ended December 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Shareholders voted on the following matters:

(a)	The election of directors of the Company:

Director	For	WITHHELD

Robert J. Stroh, Jr.	810,176	15,650

Francis J. Eversman	810,176	15,650

(b)	The ratification of Sugar Creek Financial Corp. 2007 Equity Incentive Plan:

Votes	For	Against	Abstain

Number, including MHC	741,626	14,525	3,650

Number, excluding MHC	242,842	14,525	3,650

(c)	The ratification of the appointment of Michael Trokey & Company, P.C. as independent auditors of the Company for the fiscal year ended March 31, 2008:

Votes	For	Against	Abstain

Number	823,501	2,150	175

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Sugar Creek Financial Corp. (2)
3.2	Bylaws of Sugar Creek Financial Corp. (2)
4.0	Stock certificate of Sugar Creek Financial Corp. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certification

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

SUGAR CREEK FINANCIAL CORP.

Dated: February 12, 2008	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer
(principal executive, financial and accounting officer)

Dated: February 12, 2008	By:	/s/ Francis J. Eversman
Francis J. Eversman
President and Chief Operating Officer