Form 10-K
period 2008-03-31
Sugar Creek Financial Corp
filed 2008-06-26
CIK 1382905

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 0-52532

SUGAR CREEK FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

United States	74-3210459
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

28 West Broadway, Trenton, Illinois	62293
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (618) 224-9228
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $5.2 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 30, 2007 was $3.67 million. Solely for purposes of this calculation, the shares held by Sugar Creek MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of June 10, 2008, the issuer had 906,879 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Sugar Creek Financial Corp. (the “Sugar Creek Financial” or “Company”), Sugar Creek MHC and Tempo Bank (the “Bank”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Sugar Creek Financial and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

Sugar Creek Financial was organized as a federal corporation at the direction of Tempo Bank in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on April 3, 2007. In the reorganization, Sugar Creek Financial issued a total of 906,879 shares of common stock, selling 408,095 shares of its common stock to the public and issuing 498,784 shares of its common stock to Sugar Creek MHC, the mutual holding company of the Bank. In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering (approximately $679,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amounted to approximately $3.0 million, after deduction of conversion costs and unearned compensation of $355,000 related to shares issued to the ESOP.

As a result of the reorganization, Tempo Bank is a wholly owned subsidiary of Sugar Creek Financial, which is a majority-owned subsidiary of Sugar Creek MHC. Sugar Creek Financial’s business activities primarily consist of the ownership of the outstanding capital stock of Tempo Bank. Sugar Creek Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Tempo Bank with the payment of appropriate rental fees, under the terms of an expense allocation agreement. In the future, Sugar Creek Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so. Sugar Creek Financial has no significant assets, other than all of the outstanding shares of Tempo Bank and no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Tempo Bank.

Tempo Bank was originally chartered in 1889 as an Illinois state-chartered mutual building and loan association named “Trenton Building and Loan Association.” Tempo Bank converted to a federally chartered savings bank in 1989 and changed its name to “Tempo Bank, A Federal Savings Bank.” Tempo Bank adopted its present name in October 2006.

Sugar Creek MHC is our federally chartered mutual holding company parent. As a mutual holding company, Sugar Creek MHC is a non-stock company that has as its members the depositor and certain borrowers of Tempo Bank. Sugar Creek MHC does not engage in any business activity other than owning a majority of the common stock of Sugar Creek Financial.

Our website address is www.tempobank.com. Information on our website should not be considered a part of this Form 10-K.

Market Areas

We are headquartered in Trenton, Illinois. In addition to our main office, we operate a full-service branch office in Breese, Illinois. Trenton and Breese are in Clinton County, Illinois, approximately 35 miles east of St. Louis, Missouri. Historically, substantially all of our loans were made to borrowers who resided within approximately 18 miles of our main office, which includes the communities in Clinton County, eastern St. Clair County and southeastern Madison County.

The communities served by Tempo Bank are economically diverse. The communities in Clinton County and southeastern Madison County are generally rural and have an agriculturally-based economy. St. Clair County, Illinois is immediately due east of St. Louis, Missouri and is home to Scott Air Force Base. The communities that we serve in eastern St. Clair County were once dominated by agriculture. In the past several years, however, as the St. Louis metropolitan area has expanded in Illinois, the communities in eastern St. Clair County have experienced economic expansion and now consist of a diverse blend of industries, urban centers and significant corporate investment.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and Regions Financial Corporation. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 7.01% of the deposits in Clinton County, Illinois, which was the sixth largest market share out of 12 institutions with offices in Clinton County.

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

Lending Activities

One- to Four-Family Residential Loans. We offer three types of residential mortgage loans: fixed-rate loans, balloon loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of 10, 15 or 30 years and balloon mortgage loans with terms of three, five, 10 or 15 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. Our current practice is to retain all mortgage loans that we originate in our loan portfolio.

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

As of March 31, 2008, our largest commercial or multi-family real estate loan was $774,000 and was secured by a commercial building. This loan was performing in accordance with its original terms at March 31, 2008.

Land Loans. We also originate fixed-rate loans secured by unimproved land. Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2008, our largest land loan was $226,000 and was secured by undeveloped land. This loan was performing in accordance with its original terms at March 31, 2008.

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

We generally offer home equity loans with a maximum combined loan to value ratio of 89% or less. Home equity loans have fixed interest rates and terms that typically range from one to 15 years.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At March 31, 2008, our regulatory limit on loans to one borrower was $1.3 million. At that date, our largest lending relationship under the regulatory limit was $891,000, secured by several single-family rental properties.

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

At March 31, 2008, our investment portfolio totaled $1.7 million, or 1.92% of total assets, and consisted solely of our investment in Federal Home Loan Bank of Chicago stock.

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

Personnel

As of March 31, 2008, we had 17 full-time employees and four part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, Tempo Bank met each of its capital requirements.

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

Insurance of Deposit Accounts. Tempo Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, includes more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits could be used to offset assessments until exhausted. Tempo Bank’s one-time credit approximated $46,000, of which $37,000 was used to offset assessments during the 2008 fiscal year, and $9,000 is still available for future use. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25%, subject to future adjustments.

For the year ended March 31, 2008, Tempo Bank paid an annual deposit insurance assessment to the FDIC of $7,000. Based on the present level of deposits and assessment rate, management expects its annual deposit insurance assessment for the year ended March 31, 2009 will be approximately $40,000.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of March 31, 2008, Tempo Bank met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by Tempo Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, Tempo Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Tempo Bank may make to insiders based, in part, on Tempo Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans to executive officers.

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

Federal Home Loan Bank System

Tempo Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Tempo Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. Tempo Bank was in compliance with this requirement at March 31, 2008.

The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could result in the FHLBs imposing a higher rate of interest on advances to their members and reduce Tempo Bank’s net interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Balance Sheet Analysis-Investments” for discussion of suspension of dividends on FHLB of Chicago stock.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Tempo Bank complies with the foregoing requirements.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2008 fiscal year, Tempo Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Illinois Taxation. Sugar Creek MHC, Sugar Creek Financial and Tempo Bank are subject to Illinois income tax at the rate of 7.2% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

Executive Officers of the Registrant

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

Below is information regarding our executive officer who is not also a director. Ms. Brown’s age set forth below is as of March 31, 2008.

Phyllis J. Brown has served as Vice President and Corporate Secretary of Tempo Bank since 1993 and of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007. Age 64.

ITEM 1A.  RISK FACTORS

Changes in interest rates may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not.  This “flattening” of the market yield curve has had a negative impact on our net interest margin, which has reduced our profitability.  For the years ended March 31, 2008 and 2007, respectively, our net interest margin was 2.35% compared to 2.38%.  Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 2.00%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income.

A downturn in the local economy could hurt our profits.

Nearly all of our loans are secured by real estate or made to businesses in Clinton County, southwestern Madison County and eastern St. Clair County, Illinois. The Clinton and Madison County economies are significantly affected by agriculture and agriculture-related industries and offer limited opportunity for significant growth in loan originations or deposits. The economy of eastern St. Clair County and the surrounding communities is heavily dependent on Scott Air Force Base. In addition, several defense contractors are currently located in communities near Scott Air Force Base. As a result, a downturn in the local economy, particularly local agriculture or the downsizing or closing of Scott Air Force Base, could cause significant increases in nonperforming loans, which would hurt our earnings. We have no reason to believe that Scott Air Force Base might be downsized or closed. In addition, adverse employment conditions may have a negative effect on the ability of our borrowers to make timely repayments of their loans and on our ability to make new loans, which would have an adverse impact on our earnings.

As a result of our concentration on one- to four-family residential real estate lending, a downturn in real estate values could hurt our profits.

At March 31, 2008, $69.9 million, or 87.3%, of our loan portfolio consisted of one- to four-family residential real estate loans. Although these types of loans generally expose a lender to less risk of non-payment and loss than commercial and construction loans, the market for loans on one- to four-family homes is significantly dependent on real estate values. A decline in real estate values could cause some of our one- to four-family residential real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could result in a decline in the origination of such loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.16% of total gross loans at March 31, 2008, and material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Issuance of shares for benefit programs may dilute your ownership interest.

At the 2007 Annual Meeting of Stockholders, stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan. We intend to issue shares to our officers, employees and directors through the equity incentive plan. We may fund the equity incentive plan through the purchase of common stock in the open market, subject to regulatory restrictions, by a trust established in connection with the equity incentive plan, or from authorized but unissued shares of Sugar Creek Financial common stock. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 1.9%, assuming awards of common stock equal to 1.96% of the shares issued in the offering, including shares issued to Sugar Creek MHC, are awarded under the equity incentive plan. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares could be diluted by up to approximately 4.7%, assuming stock option grants equal to 4.9% of the shares issued in the offering, including shares issued to Sugar Creek MHC, are granted under the equity incentive plan.

Additional expenses from our 2007 Equity Incentive Plan will adversely affect our profitability.

Our non-interest expenses are likely to increase as a result of additional annual employee compensation expenses stemming from options and shares granted to employees, directors and executives under our 2007 Equity Incentive Plan. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation expenses at this time because applicable accounting practices generally require that they be based on the fair market value of the options or shares of common stock at the date of the grant; however, we expect them to be material. We recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

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

Office of Thrift Supervision regulations provide that for a period of three years following the date of the completion of the stock offering, no person, acting alone, together with associates or in a group of persons acting in concert, will directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, Sugar Creek Financial’s charter provides that, until April 4, 2012, no person, other than Sugar Creek MHC may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Sugar Creek Financial. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These restrictions make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own. The net book value of our land, buildings, furniture, fixtures and equipment was $1.0 million as of March 31, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Sugar Creek Financial is quoted on the OTC Bulletin Board under the symbol “SUGR.” As of May 1, 2008, there were approximately 169 holders of record of the Company’s common stock.

The following table sets forth the high and low sales prices for the common stock as reported on the OTC Bulletin Board for each full quarterly period during which the Company’s stock was traded during the past fiscal year. Because the Company’s stock did not begin trading until April 4, 2007, information is provided beginning with the quarter ended June 30, 2007. Sugar Creek Financial has not paid dividends during this period.

Quarter Ended:	High	Low

June 30, 2007	$10.80	$10.40
September 30, 2007	10.60	9.10
December 31, 2007	10.25	8.50
March 31, 2008	9.10	8.50

Sugar Creek Financial is not subject to OTS regulatory restrictions on the payment of dividends. However, Sugar Creek Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. For a discussion of restrictions on the payment of cash dividends by Tempo Bank, see “Item 1−Business−Regulation and Supervision−Federal Savings Institution−Limitation on Capital Distributions.”

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of March 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview-General

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

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations. In the future, we may also recognize additional annual employee compensation expenses stemming from the adoption of the 2007 Equity Incentive Plan. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Our noninterest expenses also include expenses resulting from operating as a public company, consisting primarily of legal and accounting fees and expenses of shareholder communications and meetings.

Overview-Financial Highlights

 Operating Results. Net earnings decreased by $48,000 to $71,000 for the year ended March 31, 2008 primarily due to increases in noninterest expense and the provision for loan losses, partially offset by an increase in net interest income and noninterest income and a decrease in income tax expense. Noninterest expenses increased primarily as a result of higher compensation expense and costs associated with being a public company.

Financial Condition. Total assets decreased by $3.7 million to $86.6 million at March 31, 2008. The decline was attributable in part to the repayment of $2.0 million of advances from the FHLB of Chicago. In addition, deposits declined $5.0 million to $59.2 million at March 31, 2008 as a result of the use of customer deposits held on behalf of subscribers for purchase of common stock of Sugar Creek Financial and strong rate competition for certificates. The decrease in deposits and advances from the FHLB of Chicago was offset by net proceeds from the stock offering, which amounted to $3.0 million.

Critical Accounting Policies

In the preparation of our financial statements, we have adopted various accounting policies that govern the application of U.S. generally accepted accounting principles. Our significant accounting policies are described in note 1 of the notes to the consolidated financial statements included in this Form 10-K.

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

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See notes 1 and 3 of the notes to the consolidated financial statements included in this Form 10-K.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, commercial and multi-family real estate and undeveloped land. To a much lesser extent, we originate consumer loans.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At March 31, 2008, one- to four-family residential real estate loans totaled $69.9 million, or 87.3% of total loans, compared to $70.5 million, or 88.0% of total loans, at March 31, 2007. One- to four-family residential real estate loans decreased over this period as a result of a decline in the real estate market and a general slowing in real estate sales. In addition, commercial real estate loans increased over this period as a result of steady commercial real estate development. Consumer loans decreased in 2008 as a result of decreasing car sales and consumer debt contraction.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1: Loan Portfolio Analysis

	March 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$69,904	87.33%	$70,528	87.97%
Multi-family	966	1.21	1,099	1.37
Commercial	2,886	3.60	1,638	2.04
Land loans	1,723	2.15	1,723	2.15
Total real estate loans	75,479	94.29	74,988	93.53

Consumer loans:
Automobile	2,522	3.15	2,825	3.52
Home equity	1,526	1.91	1,534	1.92
Loans secured by deposit accounts	521	0.65	828	1.03
Total consumer loans	4,569	5.71	5,187	6.47
Total loans	80,048	100.00%	80,175	100.00%

Loans in process	–		–
Allowance for losses	(124)		(130)
Net deferred loan fees	(120)		(124)
Loans, net	$79,804		$79,921

At March 31, 2008, fixed-rate loans, balloon loans and adjustable-rate loans totaled $44.5 million, $34.9 million and $563,000, respectively.

The following table sets forth certain information at March 31, 2008 regarding the dollar amount of loan principal repayments becoming due during the years indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate. When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2: Contractual Maturities and Interest Rate Sensitivity

March 31, 2008 (Dollars in thousands)	Real Estate Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$1,409	$602	$2,011
More than one to five years	10,009	2,442	12,451
More than five years	64,061	1,525	65,586
Total	$75,479	$4,569	$80,048

Interest rate terms on amounts due after one year:
Fixed-rate loans (including balloon loans)	$73,621	$3,967	$77,588
Adjustable-rate loans	449	–	449
Total	$74,070	$3,967	$78,037

Investments. At March 31, 2008, our investment portfolio totaled $1.7 million and consisted solely of our investment in Federal Home Loan Bank of Chicago stock. Our investment in Federal Home Loan Bank of Chicago stock remained unchanged during the year ended March 31, 2008 due to a prohibition on excess stock redemptions imposed by the Federal Housing Finance Board. On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision, which limits the ability of the Federal Home Loan Bank of Chicago to redeem excess or voluntary stock or to pay dividends. The Federal Home Loan Bank of Chicago did not declare or pay a dividend for the third and fourth quarters of 2007 and first quarter of 2008 citing continuing pressure on net interest income, projected earnings levels, market conditions and regulatory requirements. At March 31, 2008, $810,000 of our investment in Federal Home Loan Bank stock consisted of excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the Federal Home Loan Bank of Chicago, Tempo Bank expects to redeem the majority of its excess or voluntary stock as soon as an official redemption policy has been announced by the Federal Home Loan Bank of Chicago.

We had no investments that had an aggregate book value in excess of 10% of our equity at March 31, 2008, except for our investment in Federal Home Loan Bank of Chicago.

Other Assets. Other assets decreased due primarily to $399,000 of deferred stock conversion costs at March 31, 2007. These costs reduced the proceeds from the sale of common stock in April, 2007.

Deposits. Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit. We consider our deposit accounts other than certificates of deposit to be core deposits. Deposits decreased $5.0 million, or 7.8%, for the year ended March 31, 2008, as certificates of deposit decreased $1.9 million, or 4.4% and core deposits decreased $3.1 million, or 14.8%. Overall, deposits decreased during the year ended March 31, 2008 primarily as a result of strong rate competition for certificates and the completion of the stock offering and transfer of proceeds held as core deposits to stockholder’s equity effective April 3, 2007.

Table 3: Deposits

	March 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing NOW accounts	$2,620	4.43%	$2,404	3.75%
NOW accounts	4,420	7.47	4,782	7.45
Savings accounts	7,277	12.29	11,286	17.59
Money market accounts	3,324	5.62	2,242	3.49
Certificates of deposit	41,540	70.19	43,456	67.72
Total	$59,181	100.00%	$64,170	100.00%

Table 4: Time Deposit Maturities of $100,000 or more

March 31, 2008 (Dollars in thousands)	Amount

Maturity Period
Three months or less	$2,288
Over three through six months	2,607
Over six through twelve months	2,584
Over twelve months	2,380
Total	$9,859

Borrowings. We utilize FHLB advances to supplement our supply of funds for loans. In the table below, the weighted average interest rate during the year is based on the weighted average balances determined on a monthly basis.

Table 5: Borrowings

	Year Ended March 31,
(Dollars in thousands)	2008	2007

Maximum amount outstanding at any month end during the year:
FHLB advances	$23,000	$19,000
Average amount outstanding during the year:
FHLB advances	20,083	14,308
Weighted average interest rate during the year:
FHLB advances	4.77%	4.80%
Balance outstanding at end of year:
FHLB advances	17,000	19,000
Weighted average interest rate at end of year:
FHLB advances	4.82%	4.84%

Borrowings decreased during 2008 as a result of a slow down in the residential and consumer loan markets.

Stockholders’ Equity. Stockholders’ equity increased due primarily to $3.0 million raised from the sale of common stock in April 2007.

Comparison of Results of Operations for the Years Ended March 31, 2008 and March 31, 2007

Table 6: Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change

Net interest income	$2,006	$1,897	$109	5.75%
Provision for loan losses	(80)	4	(84)	(2100.00)
Noninterest income	175	132	43	32.58
Noninterest expense	(2,002)	(1,835)	(167)	9.10
Income taxes	(28)	(79)	51	(64.56)
Net earnings	$71	$119	$(48)	(40.34)%

Return on average equity	0.93%	1.99%
Return on average assets	0.08	0.15

Net Interest Income. Net interest income increased as a result of the growth in the Bank’s loan portfolio. During the prior year, loans increased by $12.8 million primarily through the use of advances from the FHLB of Chicago. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.03% for 2008 from 109.98% for 2007. The positive effect of asset growth on net interest income was partially offset by a decrease in the interest rate spread to 1.86% for 2008 from 2.04% for 2007. The Bank’s cost of funds rose due to higher market interest rates paid on money market accounts and certificates of deposit.

Table 7: Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2008	2007	2008 v. 2007	% Change

Components of net interest income
Loans	$4,880	$4,380	$500	11.42%
Stock in FHLB of Chicago	13	70	(57)	(81.43)
Other interest-earning assets	115	153	(38)	(24.84)
Total interest income	5,008	4,603	405	8.80
Deposits	(2,044)	(2,019)	(25)	1.24
Borrowings	(958)	(687)	(271)	39.45
Total interest expense	(3,002)	(2,706)	(296)	10.94
Net interest income	2,006	$1,897	$109	5.75%
Average yields and rates paid
Interest-earning assets	5.86%	5.77%	0.09%	1.56%
Interest-bearing liabilities	4.00	3.73	0.27	7.24
Interest rate spread	1.86	2.04	(0.18)	(8.82)
Net interest margin	2.35	2.38	(0.03)	(1.26)
Average balances
Loans	$81,084	$74,510	$6,574	8.82%
Stock in FHLB of Chicago	1,660	2,260	(600)	(6.61)
Other interest-earning assets	2,756	2,951	(195)	(15.86)
Deposits	54,898	58,178	(3,280)	(5.64)
Borrowings	20,083	14,308	5,775	40.36

Provision for Loan Losses. The provision for loan losses was $80,000 for the year ended March 31, 2008, compared to a recovery of loan losses of $4,000 for the year ended March 31, 2007. The Bank recorded charge-offs of $92,000 and recoveries of $6,000 for the year ended March 31, 2008 compared to charge-offs of $11,000 and recoveries of $15,000 for the year ended March 31, 2007. Charge-offs and the provision for loan losses were higher due primarily to the write-down of one loan secured by a single-family residence located in O’Fallon, Illinois.

The allowance for loan losses was $124,000, or 0.16% of total loans outstanding as of March 31, 2008, as compared with $130,000, or 0.16% as of March 31, 2007. An analysis of the changes in the allowance for loan losses is presented under “Risk Management - Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.  Noninterest income increased due primarily to higher deposit account service charges. Deposit account service charges increased as a result of the implementation of a more aggressive program of assessing non-sufficient fund fees to our customers.

Table 8: Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2008	2007	$ Change	% Change
Loan service charges	$24	$20	$4	20.00%
Service charges on deposit accounts	133	82	51	62.20
Gain on sale of investment in service bureau	–	18	(18)	(100.00)
Other	18	12	6	50.00
Total	$175	$132	$43	32.58%

Noninterest Expense. Noninterest expense increased as a result of higher expenses for compensation and costs associated with being a public company, including consulting costs for program development and implementation of Sarbanes-Oxley Section 404. Compensation and benefits expenses increased due to higher salary levels primarily as a result of cost of living increases. Equipment and data processing expenses increased due primarily to the elimination of incentive credits from the Bank’s data processor during 2008. Advertising expenses decreased as a result of management’s efforts to decrease noninterest expenses.

Table 9: Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2008	2007	$ Change	% Change

Compensation and benefits	$1,179	$1,095	$84	7.67%
Occupancy	100	90	10	11.11
Equipment and data processing	328	299	29	9.70
Federal deposit insurance premiums	7	7	–	–
Advertising	39	58	(19)	(32.76)
Supplies	37	35	2	5.71
Professional and regulatory fees	138	69	69	100.00
Other	174	182	(8)	(4.40)
Total	$2,002	$1,835	$167	9.10%

Income Taxes. Income taxes were $28,000 for 2008, reflecting an effective tax rate of 28.3%, compared to $79,000 for 2007, reflecting an effective tax rate of 39.9%. Income taxes decreased due to lower pre-tax earnings.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. None of the income reflected in the following table is tax-exempt income.

Table 10: Average Balance Table

	Years Ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$81,084	$4,880	6.02%	$74,510	$4,380	5.88%
Stock in FHLB of Chicago	1,660	13	0.79	2,260	70	3.10
Other interest-earning assets	2,756	115	4.17	2,951	153	5.18
Total interest-earning assets	85,500	5,008	5.86	79,721	4,603	5.77

Noninterest-earning assets	2,164			2,555
Total assets	87,664			$82,276

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$4,413	23	0.52%	$4,629	27	0.59%
Savings accounts	7,243	49	0.65	8,026	76	0.95
Money market accounts	2,683	82	3.12	1,702	34	1.98
Certificates of deposit	40,559	1,890	4.66	43,821	1,882	4.29
Total interest-bearing deposits	54,898	2,044	3.73	58,178	2,019	3.47

FHLB advances	20,083	958	4.77	14,308	687	4.80
Other borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	$74,981	3,002	4.00	$72,486	2,706	3.73

Noninterest-bearing NOW accounts	2,456			2,151
Other noninterest-bearing liabilities	1,130			1,630
Total liabilities	78,567			76,267

Stockholders’ Equity	9,097			6,009
Total liabilities and stockholders’ equity	$87,664			$82,276

Net interest income		$2,006			$1,897
Interest rate spread			1.86%			2.04%
Net interest margin		2.35%			2.38%
Average interest-earning assets to average interest-bearing liabilities	114.03%			109.98%

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

Table 11: Net Interest Income - Changes Due to Rate and Volume

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

(Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	$394	$106	$500
Stock in FHLB of Chicago	(15)	(42)	(57)
Other interest-earning assets	(10)	(28)	(38)
Total	369	36	405

Interest expense:
Passbook accounts	(7)	(20)	(27)
NOW accounts	(1)	(4)	(5)
MMDA accounts	24	24	48
Certificates	(57)	66	9
Total deposits	(41)	66	25
Advances from FHLB	272	(1)	271
Total	231	65	296
Increase (decrease) in net interest income	$138	$(29)	$109

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

Table 12: Nonperforming Assets

	March 31,
(Dollars in thousands)	2008	2007

Nonaccrual loans:
Residential real estate	$–	$698
Consumer	64	30
Total	64	728

Foreclosed real estate - residential	386	–

Total nonperforming assets	$450	$728

Total nonperforming loans to total loans	0.08%	0.91%
Total nonperforming loans to total assets	0.07	0.81
Total nonperforming assets to total assets	0.52%	0.81%

Foreclosed real estate consists of one single-family residence located in O’Fallon, Illinois.

We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the year ended March 31, 2008 and year ended March 31, 2007, had nonaccruing loans been current according to their original terms amounted to $6,000 and $49,000, respectively. Income related to nonaccrual loans included in interest income for the year ended March 31, 2008 and the year ended March 31, 2007 was $5,000 and $45,000, respectively.

At March 31, 2008, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

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

Table 13: Classified Assets

	At March 31,
(Dollars in thousands)	2008	2007
Substandard assets	$64	$728
Total classified assets	$64	$728

We did not have any assets classified as “special mention,” “doubtful” or “loss” at the dates presented above.

Table 14: Selected Loan Delinquencies

	March 31,
	2008		2007
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due

One- to four- family	$1,383	$288	$423	–
Consumer	103	121	19	47
Total	$1,486	$409	$442	$47

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio and (3) a specific valuation allowance on loans classified as “loss.” Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.

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

At March 31, 2008, our allowance for loan losses represented 0.16% of total gross loans. The allowance for loan losses decreased slightly from $130,000 at March 31, 2007 to $124,000 at March 31, 2008. The Bank’s percentage of allowance for loan losses to total loans remained constant at March 31, 2008 and 2007 at 0.16%.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15: Allocation of Allowance of Loan Losses

	March 31,
	2008		2007
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
One- to four- family	$75	87.33%	$103	87.97%
Multi-family	–	1.21	–	1.37
Commercial real estate	8	3.60	10	2.04
Land	–	2.15	–	2.15
Consumer	18	5.71	8	6.47
Unallocated	23	–	9	–
Total allowance for loan losses	$124	100.00%	$130	100.00%

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

Table 16: Analysis of Loan Loss Experience

	Years Ended March 31,
(Dollars in thousands)	2008	2007

Allowance at beginning of year	$130	$130

Provision for (recovery of) loan losses	80	(4)

Charge-offs:
One- to four- family	(86)	–
Consumer loans	(6)	(11)
Total charge-offs	(92)	(11)

Recoveries:
One- to four- family	6	–
Consumer loans	–	15
Total recoveries	6	15
Net recoveries (charge-offs)	(86)	4

Allowance at end of year	$124	$130

Allowance to nonperforming loans	193.75%	17.86%
Allowance to total loans outstanding at the end of the year	0.16	0.16
Net charge-offs (recoveries) to average loans outstanding during the year	0.11%	(0.01)%

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

We use an interest rate sensitivity analysis that we prepare to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100, 200 and 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table presents the change in the net portfolio value of the Bank at March 31, 2008 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17: NPV Analysis

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Estimated $ Amount	$ Change	% Change	NPV Ratio	Change

300bp	$7,039	$(3,777)	(34.92)%	8.68%	$(349)
200	8,559	(2,257)	(20.87)	10.20	(197)
100	9,857	(959)	(8.87)	11.39	(78)
0	10,816	–	–	12.17	–
(100)	11,003	187	1.73	12.15	(2)
(200)	10,250	(566)	(5.23)	11.23	(94)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $3.2 million. In addition, at March 31, 2008, we had the ability to borrow up to a total of $16.2 million from the Federal Home Loan Bank of Chicago. On March 31, 2008, we had $17.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2008, we had fixed-rate mortgage loan commitments of $616,000 outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2008 totaled $32.3 million, or 77.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements,” and note 9 of notes to the consolidated financial statements.

The offering increased our equity by $3.0 million. We manage our capital for maximum stockholder benefit. The capital from the offering has significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net earnings. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the OTS of such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an OTS-approved offer to repurchase made to all shareholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by shareholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan. All repurchases are prohibited, however, if the repurchase would reduce Tempo Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of notes to the consolidated financial statements.

For the year ended March 31, 2008 and March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to consolidated financial statements included in this Form 10-K.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(T).	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

(b) Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the section “Management’s Report on Internal Control over Financial Reporting” in this Annual Report on Form 10-K.

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning the directors and executive officers of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in Sugar Creek Financial Corp.’s Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Proxy Statement, and Part I, Item 1, “Description of Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated by reference.

Corporate Governance

For information concerning the audit committee and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated by reference.

Disclosure of Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct, which is available to stockholders, without charge, upon written request to Phyllis J. Brown, Corporate Secretary, Sugar Creek Financial Corp., 28 West Broadway, Trenton, Illinois 62293.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement are incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of March 31, 2008, about Company common stock that may be issued under the Sugar Creek Financial Corp. 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 Annual Meeting of Stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	–	–	62,211

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	62,211

(b) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(d)  Changes in Control

Management of Sugar Creek Financial knows of no arrangements, including any pledge by any person of securities of Sugar Creek Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections captioned “Transactions with Related Persons” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections captioned “Item 2 – Ratification of Independent Registered Public Accounting Firm − Audit and Non-Audit Fees” and “Item 2 – Ratification of Independent Registered Public Accounting Firm − Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Charter of Sugar Creek Financial (1)
3.2	Bylaws of Sugar Creek Financial (1)
4.0	Stock Certificate of Sugar Creek Financial (2)
10.1	*Tempo Bank Employment Agreement with Robert J. Stroh, Jr. (1)
10.2	*Sugar Creek Financial Employment Agreement with Robert J. Stroh, Jr. (1)
10.3	*Tempo Bank Employment Agreement with Francis J. Eversman (1)
10.4	*Sugar Creek Financial Employment Agreement with Francis J. Eversman (1)
10.5	*Tempo Bank Employee Severance Compensation Plan (1)
10.6	*Sugar Creek Financial Corp. 2007 Equity Incentive Plan (3)
21.0	Subsidiaries of the Registrant
23.0	Consent of Michael Trokey & Company, P.C.
31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certification

* Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Annual Report on Form 10-KSB (File No. 000-52532), filed on June 27, 2007.
(2)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-139332) and any amendments thereto.

(3)
Incorporated by reference into this document from Appendix A to the Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 000-52532), filed with the Securities and Exchange Commission on October 15, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUGAR CREEK FINANCIAL CORP.

Date: June 26, 2008	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and	June 26, 2008
Robert J. Stroh, Jr.	Chief Financial Officer (principal
executive officer and principal financial
officer)

/s/ Francis J. Eversman	President, Chief Operating Officer and	June 26, 2008
Francis J. Eversman	Director

/s/ Timothy W. Deien	Director	June 26, 2008
Timothy W. Deien

/s/ Timothy P. Fleming	Director	June 26, 2008
Timothy P. Fleming

/s/ Daniel S. Reilly	Director	June 26, 2008
Daniel S. Reilly

/s/ Gary R. Schwend	Director	June 26, 2008
Gary R. Schwend

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

MICHAEL TROKEY & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10411 CLAYTON ROAD
ST. LOUIS, MISSOURI 63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Sugar Creek Financial Corp.
Trenton, Illinois

We have audited the accompanying consolidated balance sheets of Sugar Creek Financial Corp. and subsidiary as of March 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugar Creek Financial Corp. as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Sugar Creek Financial Corp.’s internal control over financial reporting as of March 31, 2008 included in the accompanying Management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Michael Trokey & Company, P.C.
Certified Public Accountants
St. Louis, Missouri
June 20, 2008

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,
	2008	2007
Assets

Cash and due from banks	$607,687	469,454
Federal funds sold	929,733	1,680,880
FHLB daily investment	1,629,805	4,808,373
Cash and cash equivalents	3,167,225	6,958,707
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses of $124,287 at March 31, 2008 and $130,000 at March 31, 2007	79,803,742	79,920,973
Premises and equipment, net	1,036,555	866,898
Foreclosed real estate	385,847	-
Accrued interest receivable:
Securities	-	10,000
Loans receivable	329,079	307,241
Other assets including prepaid income taxes of $20,646 at at March 31, 2008 and $60,626 at March 31, 2007	223,594	617,405
Total assets	$86,606,187	90,341,369

Liabilities and Stockholders' Equity
Deposits	$59,181,449	64,170,227
Accrued interest on deposits	233,399	244,647
Advances from FHLB of Chicago	17,000,000	19,000,000
Advances from borrowers for taxes and insurance	342,017	275,521
Other liabilities	247,438	161,303
Deferred tax liability	436,865	420,865
Total liabilities	77,441,168	84,272,563
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 906,879 shares issued and outstanding	9,069	-
Additional paid-in capital	3,341,901	-
Common stock acquired by ESOP	(325,866)	-
Retained earnings - substantially restricted	6,139,915	6,068,806
Total stockholders' equity	9,165,019	6,068,806
Total liabilities and stockholders' equity	$86,606,187	90,341,369

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years Ended March 31,
	2008	2007
Interest income:
Loans receivable	$4,880,189	4,379,734
Securities	13,051	70,061
Other interest-earning assets	114,894	152,997
Total interest income	5,008,134	4,602,792
Interest expense:
Deposits	2,044,657	2,018,825
Advances from FHLB	957,685	686,716
Total interest expense	3,002,342	2,705,541
Net interest income	2,005,792	1,897,251
Provision (credit) for loan losses	80,436	(4,452)
Net interest income after provision (credit) for loan losses	1,925,356	1,901,703
Noninterest income:
Loan service charges	24,183	19,796
Service charges on deposit accounts	133,050	82,295
Gain on sale of investment in service bureau	-	18,491
Other	18,242	11,709
Total noninterest income	175,475	132,291
Noninterest expense:
Compensation and benefits	1,178,909	1,094,993
Occupancy expense	99,682	89,656
Equipment and data processing	328,372	298,528
Federal deposit insurance premiums	6,969	7,323
Advertising	38,514	58,445
Supplies expense	36,962	34,973
Professional and regulatory fees	137,859	68,869
Other	174,455	182,564
Total noninterest expense	2,001,722	1,835,351
Earnings before income taxes	99,109	198,643
Income tax expense	28,000	79,307
Net earnings	$71,109	119,336
Earnings per share	$0.08	N/A
Dividends per share	$0.00	N/A

N/A - Not applicable.
See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended March 31, 2008 and 2007

			Common
		Additional	Stock		Total
	Common	Paid-in	Acquired	Retained	Stockholders'
	Stock	Capital	by ESOP	Earnings	Equity

Balance at March 31, 2006	$-	-	-	5,949,470	5,949,470

Net earnings	-	-	-	119,336	119,336

Balance at March 31, 2007	-	-	-	6,068,806	6,068,806

Net earnings	-	-	-	71,109	71,109

Proceeds from sale of common stock after distribution of $50,000 to MHC	9,069	3,342,509	(355,490)	-	2,996,088

Amortization of ESOP award	-	(608)	29,624	-	29,016

Balance at March 31, 2008	$9,069	3,341,901	(325,866)	6,139,915	9,165,019

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$71,109	119,336
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	90,303	89,674
ESOP expense	29,016	-
Amortization of deferred loan fees, net	(24,211)	(16,720)
Provision (credit) for loan losses	80,436	(4,452)
Decrease (increase) in accrued interest receivable	(11,838)	(45,575)
Decrease (increase) in other assets	393,811	(419,991)
Increase (decrease) in:
Accrued interest on deposits	(11,248)	55,307
Other liabilities	86,135	12,369
Deferred income tax liability	16,000	(2,000)
Net cash provided by (used for) operating activities	719,513	(212,052)
Cash flows from investing activities:
Net change in loans receivable	(306,501)	(12,807,618)
Redemption of FHLB stock	-	1,171,310
Purchase of premises and equipment	(259,960)	(23,781)
Additions to foreclosed real estate	(18,340)	-
Net cash provided by (used for) investing activities	(584,801)	(11,660,089)
Cash flows from financing activities:
Net increase (decrease) in deposits	(4,988,778)	4,714,206
Increase (decrease) in advances from borrowers for taxes and insurance	66,496	5,959
Proceeds from advances from FHLB	22,000,000	16,000,000
Repayment of advances from FHLB	(24,000,000)	(7,000,000)
Proceeds from sale of common stock, net	2,996,088	-
Net cash provided by (used for) financing activities	(3,926,194)	13,720,165
Net increase (decrease) in cash and cash equivalents	(3,791,482)	1,848,024
Cash and cash equivalents at beginning of year	6,958,707	5,110,683
Cash and cash equivalents at end of year	$3,167,225	6,958,707
Supplemental disclosures - cash paid during the year for:
Interest on deposits and advances from FHLB	$3,016,701	2,614,786
Federal and state income taxes	$36,158	105,000
Real estate and repossessions acquired in settlement of loans	$540,507	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended March 31, 2008 and 2007

(1) Summary of Significant Accounting Policies

On April 3, 2007, Tempo Bank (“Bank”) completed its reorganization into a two-tier holding company structure and Sugar Creek Financial Corp. (“Company”) completed its initial public offering. As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of the Company, which became the majority-owned subsidiary of Sugar Creek MHC (“MHC”). In connection with the offering, the Company sold 408,095 shares, or 45% of its common stock, to eligible depositors of the Bank, an employee stock ownership plan and members of the general public at a price of $10 per share. In addition, the Company issued 498,784 shares, or 55% of its common stock, to the MHC. The significant accounting policies which the Company and Bank follow in preparing and presenting their consolidated financial statements were:

a.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tempo Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.

b.
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLB daily investment account, all with original maturities of three months or less. Interest-bearing funds in cash and cash equivalents were $2,108,632 and $6,038,546 at March 31, 2008 and 2007, respectively.

c.
Stock in Federal Home Loan Bank of Chicago ("FHLBC") is recorded at cost, which represents historical redemption value, and is periodically evaluated for impairment based on ultimate recovery of par value. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem stock or pay dividends. The FHLBC did not declare a dividend for the third and fourth calendar quarters of 2007 and first quarter of 2008. At March 31, 2008, $810,000 of the Bank’s FHLBC stock consisted of excess stock. Excess stock is stock held by members over the amount required as a condition of membership or for borrowings from the FHLBC. The required investment in the common stock is based upon a percentage of the Bank’s assets and FHLB advances. For the years ended March 31, 2008 and 2007, the Bank recognized dividend income from the FHLBC of $13,051 and $70,061, respectively.

d.
Loans receivable, net are carried at unpaid principal balances, less allowance for losses, net deferred loan fees and loans in process. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

e.
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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

f.
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

g.
Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are fifteen to forty years for the office buildings and improvements and three to ten years for furniture and equipment.

h.
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

i.
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

j.
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

k.
The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of Statement of Position 93-6. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital.

l.
Earnings per share are based upon the weighted-average shares outstanding, including ESOP shares, which have been allocated or committed to be released since the last plan year end. Earnings per share for the period from the conversion date of April 3, 2007 to March 31, 2008 were based upon net earnings for the year ended March 31, 2008 of $71,109 and weighted-average shares outstanding of 906,879 less ESOP shares not yet committed to be released of 33,969, or 872,910. Net earnings for the period of April 1, 2007 to April 2, 2007 were not considered significant. Earnings per share are not applicable for periods prior to the conversion date of April 3, 2007.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

m.	The following paragraphs summarize recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) (SFAS No. 123(R) "Share-Based Payment". SFAS No. 123(R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. SFAS No. 123(R) is effective for the first interim period after the effective date of the Conversion and Reorganization (see Note 9). The effect on future operations will depend on the level of future option grants, vesting period of such options and fair value of options granted at such future dates.

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public entities. The Company will consider the guidance provided by SAB 107 as part of its adoption of SFAS No. 123(R).

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, effective April 1, 2007. No adjustments were recognized for uncertain tax positions. The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes. Tax years ending March 31, 2006 through March 31, 2008 remain open to examination by these jurisdictions. The Company recognizes interest and penalties related to tax positions in income tax expense. At March 31, 2008, there was no accrual for uncertain tax positions or related interest.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 was adopted April 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 was adopted April 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (”SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supercedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 was adopted January 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (R), “Business Combinations.” SFAS No. 141 (R) improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R). At March 31, 2008, the Company did not have a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is currently reviewing the applications of SFAS No. 161. At March 31, 2008, the Company did not have any derivative instruments nor hedging activities.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (“OTS”). The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Bank uses a net market value methodology provided by an outside consulting firm to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Bank based upon the effect of a rate shock of plus or minus 50 and 100 basis points. Net portfolio value is the expected net cash flows from the institution's assets, liabilities and off-balance sheet contracts. Credit risk is the risk of default on the Bank's loan portfolio that results from inability or unwillingness of borrowers to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.

The Bank is subject to periodic examination by regulatory agencies that may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank's regulators will not require further increases to the allowances.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(3)  Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,
	2008	2007

Real estate loans:
Single-family loans, 1- 4 units	$69,903,270	70,527,114
Multi-family	966,253	1,099,137
Commercial real estate	2,885,924	1,638,301
Land	1,723,060	1,722,794
Automobile loans	2,521,802	2,824,639
Home equity loans	1,526,650	1,534,302
Loans secured by deposit accounts	520,904	828,271
Fresh Start loans	280	-
	80,048,143	80,174,558
Allowance for losses	(124,287)	(130,000)
Deferred loan fees, net	(120,114)	(123,585)
	$79,803,742	79,920,973

Weighted-average rate	6.07%	5.95%

Balloon and adjustable-rate loans in the loan portfolio amounted to $35,510,283 and $37,005,723 at March 31, 2008 and 2007, respectively.

The Bank originates single-family loans and home equity loans with high loan to value ratios exceeding 90 percent which amounted to $1.2 million at March 31, 2008.

Following is a summary of activity in allowance for losses:

	Years Ended
	March 31,
	2008	2007

Balance, beginning of year	$130,000	130,000
Loan charge-offs	(92,073)	(10,553)
Recoveries	5,924	15,005
Provision (credit) for loan losses	80,436	(4,452)
Balance, end of year	$124,287	130,000

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Following is a summary of loans to directors, executive officers and associates of such persons at year ended March 31, 2008:

Balance, beginning of year	$3,559,107
Additions	960,649
Repayments	(1,081,694)
Balance, end of year	$3,438,062

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

There were no impaired loans under SFAS No. 114 at March 31, 2008 or 2007.

Following is a summary of nonperforming loans:

	March 31,
	2008	2007

Nonaccrual loans	$64,009	727,771
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	$64,009	727,771

Allowance for losses on nonperforming loans	$6,401	72,777

Nonperforming loans with no allowance	$-	-

Average balance of nonperforming loans	$574,500	874,862

During the year ended March 31, 2008, the amount of interest income recognized on nonperforming loans and the amount if such loans had been current during the period of impairment was $4,900 and $5,582, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(4)  Premises and Equipment, Net
Premises and equipment, net are summarized as follows:

	March 31,
	2008	2007

Land	$243,041	243,041
Office buildings and improvements	1,334,924	1,192,000
Furniture and equipment	679,511	648,395
	2,257,476	2,083,436
Less accumulated depreciation	1,220,921	1,216,538
	$1,036,555	866,898

Depreciation expense for 2008 and 2007 was $90,303 and $89,674, respectively.

(5) Deposits
Deposits are summarized as follows:

	March 31,
Description and Interest Rate	2008	2007

Non-interest bearing NOW accounts	$2,620,292	2,403,498
NOW accounts, .50% and .50%	4,420,144	4,782,179
Savings accounts, .67% and .77%	7,277,525	11,286,497
Money market accounts, 2.65% and 2.33%	3,323,884	2,242,233
Total transaction accounts	17,641,845	20,714,407
Certificates:
1.01 - 2.00%	709,466	2,413,927
2.01 - 3.00%	3,099,180	990,843
3.01 - 4.00%	5,832,531	5,899,515
4.01 - 5.00%	17,976,853	17,321,714
5.01 - 6.00%	13,921,574	16,829,821
Total certificates, 4.55% and 4.63%	41,539,604	43,455,820
Total deposits	$59,181,449	64,170,227

Weighted-average rate - total deposits	3.46%	3.39%

Certificate maturities are summarized as follows:

	March 31,
	2008	2007

First year	$32,297,607	38,031,711
Second year	6,835,117	4,492,851
Third year	2,193,007	824,584
Fourth year	12,832	94,107
Fifth year	201,041	12,567
	$41,539,604	43,455,820

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2008 were $3,697,238 and $9,859,191, respectively. The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2007 were $6,559,000 and $8,724,000, respectively.

Interest expense on deposits is summarized as follows:

	Years Ended March 31,
	2008	2007

NOW accounts	$22,975	27,452
Savings accounts	49,466	76,232
Money market accounts	81,860	33,633
Certificates	1,890,356	1,881,508
	$2,044,657	2,018,825

(6) Advances from FHLB of Chicago
Advances from FHLB of Chicago are summarized as follows:

		March 31,
Final Maturity Date	Interest Rate	2008	2007

Daily	2.92%	$1,000,000	3,000,000
October 12, 2007	3.44%	-	3,000,000
October 10, 2008	5.16%	2,000,000	2,000,000
February 13, 2017	4.71%	5,000,000	5,000,000
October 13, 2009	4.78%	3,000,000	-
November 28, 2011	4.96%	2,000,000	2,000,000
December 22, 2011	4.95%	4,000,000	4,000,000
		$17,000,000	19,000,000

Weighted-average rate		4.82%	4.84%

At March 31, 2008 advances from FHLB were secured by FHLB stock and mortgage loans of $52.0 million. At March 31, 2007 advances from FHLB were secured by FHLB stock and mortgage loans of $51.9 million.

(7)  Income Taxes
The Bank used the experience method bad debt deduction for all periods covered by the financial statements. The Bank’s tax bad debt reserves at March 31, 2008 and 2007 were approximately $888,000. The estimated deferred tax liability on such amount is approximately $302,000, which has not been recorded in the accompanying consolidated financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Percentage of earnings before income taxes
	Years Ended March 31,
	2008	2007

Federal statutory income tax rate	34.0%	34.0%
Increases in tax rate:
State taxes, net of Federal tax benefit	4.8	4.2
Surtax exemption	(11.9)	(3.6)
Other, net	1.4	5.3
Tax rate	28.3%	39.9%

The components of the net deferred tax liability are summarized as follows:

	March 31,
	2008	2007

Deferred tax liabilities:
FHLB stock dividends	$129,548	129,548
Deferred loan costs	4,998	6,190
Tax over book depreciation	229,585	214,631
Accrued income and expense	123,708	121,196
Other	1,443	-
Total deferred tax liabilities	489,282	471,565
Deferred tax assets:
Allowance for losses on loans	(48,472)	(50,700)
Book over tax ESOP expense	(3,945)	-
Total deferred tax assets	(52,417)	(50,700)
Net deferred tax liability	$436,865	420,865

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income taxes are summarized as follows:

	Years Ended March 31,
	2008	2007

Current:
Federal	$8,000	67,681
State	4,000	13,626
	12,000	81,307
Deferred:
Federal	13,000	(1,000)
State	3,000	(1,000)
	16,000	(2,000)
Total income taxes	$28,000	79,307

(8)  Employee Benefits
The Bank participates in an industry-wide retirement plan, which covers substantially all employees. Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants. The unfunded pension liability of the Bank was approximately $227,000 and $479,000 at June 30, 2007 (the most recent report available), and June 30, 2006, respectively. Pension expense was $205,251 and $260,559 for the years ended March 31, 2008 and 2007, respectively.

The Bank has a defined contribution plan which covers substantially all employees. Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations. The Bank matches the employee contribution, up to 4% of salary. Participants are fully vested after four years of service. Plan expense was $26,005 and $24,589 for the years ended March 31, 2008 and 2007, respectively.

In conjunction with the stock offering, $355,490 was loaned by the Company to a trust for the ESOP, enabling it to acquire 35,549 shares of common stock. Eligible employees in the ESOP are those who also participated in the Bank’s defined contribution plan as of April 3, 2007 and employees hired thereafter which complete at least 1000 hours of service during the plan year, which begins January 1. Participant benefits become fully vested upon completion of 3 years of service; participants will be 0% vested prior to that time. The Bank makes annual contributions equal to the ESOP's debt service, less dividends on unallocated shares used to repay the loan. Dividends on allocated ESOP shares are paid to participants and charged to retained earnings. The ESOP shares are pledged as collateral on the loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants. ESOP expense for the year ended March 31, 2008 was $29,016. There was no ESOP expense for the year ended March 31, 2007.

The number of ESOP shares allocated, shares released for allocation and unreleased shares at March 31, 2008 were 2,370, 593 and 32,586, respectively. There were no ESOP shares at March 31, 2007. The fair value of unreleased ESOP shares at March 31, 2008 was $296,533.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(9)  Stockholders’ Equity and Regulatory Capital
On April 3, 2007, the Bank completed its reorganization into a two-tier holding company structure and Sugar Creek Financial Corp. (“Company”) completed its initial public offering. As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of the Company, which became a majority-owned subsidiary of Sugar Creek MHC (“MHC”). In connection with the offering, the Company sold 408,095 shares, or 45% of its common stock, to eligible depositors of the Bank, an employee stock ownership plan and members of the general public at a price of $10 per share. In addition, the Company issued 498,784 shares, or 55% of its common stock, to the MHC. Total shares issued and outstanding on April 3, 2007 were 906,879. Net proceeds from the sale of common stock were $3,046,088 after deduction of conversion costs of $679,372, and unearned compensation of $355,490 related to shares issued to the ESOP. Net proceeds contributed to the MHC, Company and Bank were $50,000, $76,285 and $2,919,803, respectively.

In the event of a liquidation of the Bank, the Company would be entitled to the assets of the Bank available for distribution after payment of all liabilities of the Bank, including all accounts of depositors and accrued interest. Upon the liquidation of the Company, the holders of its common stock would be entitled to the assets of the Company available for distribution after payment of its liabilities. The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law. The Company may pay a dividend, if and when declared by its Board of Directors. Any dividends waived by the MHC, are subject to approval by the OTS. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At March 31, 2008, the Bank met all capital adequacy requirements. The Bank is also subject to the regulatory framework for prompt corrective action. At March 31, 2008 and 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios at March 31, 2008 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,782	10.1%	$1,298	1.5%
General valuation allowance	124
Total capital to risk-weighted assets	$8,906	19.0%	$3,744	8.0%	$4,681	10.0%

Tier 1 capital to risk-weighted assets	$8,782	18.8%	$1,872	4.0%	$2,808	6.0%

Tier 1 capital to total assets	$8,782	10.1%	$3,462	4.0%	$4,328	5.0%

The Bank’s actual and required capital amounts and ratios at March 31, 2007 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$6,069	6.7%	$1,354	1.5%
General valuation allowance	130
Total capital to risk-weighted assets	$6,199	13.2%	$3,772	8.0%	$4,715	10.0%

Tier 1 capital to risk-weighted assets	$6,069	12.9%	$1,886	4.0%	$2,829	6.0%

Tier 1 capital to total assets	$6,069	6.7%	$3,611	4.0%	$4,514	5.0%

(10) Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property. Loan commitments to originate fixed-rate mortgage loans were $616,000 at March 31, 2008. There were no loan commitments outstanding at March 31, 2007.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(11) Contingencies
At March 31, 2008 and 2007, there were no known pending litigation or other claims that management believes will be material to the Company’s financial position.

(12) Fair Value of Financial Instruments
The following methods and assumptions were used in estimating the fair values shown below:

.	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
.	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
.	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.
.	The carrying amounts of accrued interest receivable and payable approximate fair value.
.	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.
.	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

	March 31,		March 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$3,167,225	3,167,225	6,958,707	6,958,707
Stock in FHLB of Chicago	1,660,145	1,660,145	1,660,145	1,660,145
Loans receivable, net	79,803,742	82,101,558	79,920,973	80,846,000
Accrued interest receivable	329,079	329,079	317,241	317,241
Deposits	59,181,449	58,760,147	64,170,227	61,911,000
Accrued interest on deposits	233,399	233,399	244,647	244,647
Advances from FHLB	$17,000,000	17,598,880	19,000,000	18,712,000

Off-balance sheet assets include the commitments to extend credit for which fair values were estimated based on interest rates and fees currently charged to enter into similar transactions. As a result of the short-term nature of the outstanding commitments, the fair values of fees on those commitments approximate the amount collected and the Company has not assigned a value to such instruments for purpose of this disclosure.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(13) Parent Company Only Financial Statements

The following balance sheet, statement of earnings and statement of cash flows for Sugar Creek Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheet
March 31, 2008

Assets

Cash and cash equivalents	$21,394
Investment in Bank	8,782,432
ESOP note receivable	335,981
Accrued interest receivable	6,911
Other assets	55,563
Total assets	$9,202,281

Liabilities and Stockholders' Equity

Other liabilities	$37,262
Common stock	9,069
Additional paid-in capital	3,341,901
Retained earnings-substantially restricted	6,139,915
Common stock acquired by ESOP	(325,866)
Total stockholders' equity	9,165,019
Total liabilities and stockholders' equity	$9,202,281

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Statement of Earnings

Period from April 3, 2007 to March 31, 2008

Interest income:
Interest income on ESOP note receivable	$28,766
Interest income - Tempo Bank	1,838
Total interest income	30,604
Noninterest expense	98,792
Loss before income taxes and equity in undistributed earnings of Bank	(68,188)
Income tax benefit	(19,000)
Net loss before equity in undistributed earnings of Bank	(49,188)
Equity in undistributed earnings of Bank	120,297
Net earnings	$71,109

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Statement of Cash Flows

Period from April 3, 2007 to March 31, 2008

Cash flows from operating activities:
Net earnings	$71,109
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Equity in undistributed net earnings of Bank	(120,297)
ESOP expense	29,016
Increase in accrued interest receivable	(6,911)
Increase in other assets	(55,563)
Increase in other liabilities	37,262
Net cash provided by (used for) operating activities	(45,384)
Cash flows from investing activities:
Capital contribution to Bank	(2,593,329)
Loan to ESOP to finance shares	(355,490)
Repayment of ESOP loan	19,509
Net cash provided by (used for) investing activities	(2,929,310)
Cash flows from financing activities- proceeds from sale of common stock, net	2,996,088
Net increase in cash and cash equivalents	21,394
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$21,394