Form 10-Q
period 2008-06-30
Sugar Creek Financial Corp
filed 2008-08-12
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

As of June 30, 2008 there were 906,879 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at June 30, 2008 and
	March 31, 2008 (Unaudited)	1

	Consolidated Statements of Earnings for the three months
	ended June 30, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended
	June 30, 2008 and 2007 (Unaudited)	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures

i

Part I. Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2008	2008
Assets

Cash and due from banks	$521,385	607,687
Federal funds sold	1,963,229	929,733
FHLB daily investment	674,541	1,629,805
Cash and cash equivalents	3,159,155	3,167,225
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $124,287 and $124,287	82,461,306	79,803,742
Premises and equipment, net	1,201,186	1,036,555
Foreclosed real estate	385,847	385,847
Accrued interest receivable:
Securities	-	-
Loans	332,149	329,079
Other assets	133,909	223,594
Total assets	$89,333,697	86,606,187

Liabilities and Stockholders' Equity
Deposits	$59,299,464	59,181,449
Accrued interest on deposits	218,264	233,399
Advances from FHLB of Chicago	19,500,000	17,000,000
Advances from borrowers for taxes and insurance	469,820	342,017
Other liabilities	167,112	247,438
Income taxes	449,055	436,865
Total liabilities	80,103,715	77,441,168
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding
Common stock, $.01 par value, 14,000,000 shares
authorized; 906,879 shares issued and outstanding	9,069	9,069
Additional paid-in capital	3,341,158	3,341,901
Common stock acquired by employee stock ownership plan	(319,941)	(325,866)
Retained earnings - substantially restricted	6,199,696	6,139,915
Total stockholders' equity	9,229,982	9,165,019
Total liabilities and stockholders' equity	$89,333,697	86,606,187

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended June 30,
	2008	2007
Interest income:
Loans receivable	$1,217,877	1,191,836
Securities	-	8,500
Other interest-earning assets	9,191	36,861
Total interest income	1,227,068	1,237,197

Interest expense:
Deposits	490,702	516,125
Advances from FHLB	206,493	217,044
Total interest expense	697,195	733,169
Net interest income	529,873	504,028
Provision for loan losses	-	-
Net interest income after provision
for loan losses	529,873	504,028

Noninterest income:
Loan service charges	4,556	4,133
Service charges on deposit accounts	35,116	29,895
Other	4,898	3,356
Total noninterest income	44,570	37,384

Noninterest expense:
Compensation and benefits	263,567	317,990
Occupancy expense	22,203	19,390
Equipment and data processing	95,051	76,301
Federal deposit insurance premiums	1,628	1,833
Advertising	8,997	7,071
Supplies expense	13,439	13,831
Other	76,941	71,954
Total noninterest expense	481,826	508,370
Earnings before income taxes	92,617	33,042

Income taxes	32,836	13,193

Net earnings	$59,781	19,849

Basic and diluted earnings per share	0.07	0.02
Dividends per share	0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$59,781	19,849
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	26,498	19,032
ESOP expense	5,182	8,392
Amortization of deferred loan fees, net	(6,447)	(4,820)
Provision for loan losses	-	-
Increase in accrued interest receivable	(3,070)	(9,166)
Decrease in other assets	89,685	491,061
Increase (decrease) in:
Accrued interest on deposits	(15,135)	(21,852)
Other liabilities	(80,326)	63,631
Income taxes	12,190	13,193
Net cash provided by (used for) operating activities	88,358	579,320
Cash flows from investing activities:
Net change in loans receivable	(2,651,117)	(908,142)
Purchase of premises and equipment	(191,129)	(39,235)
Net cash provided by (used for) investing activities	(2,842,246)	(947,377)
Cash flows from financing activities:
Net increase (decrease) in deposits	118,015	(7,300,130)
Increase (decrease) in advances from
borrowers for taxes and insurance	127,803	120,202
Proceeds from advances from FHLB	2,500,000	4,000,000
Repayment of advances from FHLB	-	(3,000,000)
Proceeds from sale of common stock, net	-	2,996,089
Net cash provided by (used for) financing activities	2,745,818	(3,183,839)
Net increase (decrease) in cash and cash equivalents	(8,070)	(3,551,896)
Cash and cash equivalents at beginning of period	3,167,225	6,958,707
Cash and cash equivalents at end of period	$3,159,155	3,406,811
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$713,410	749,589
Federal and state income taxes	-	13,193
Real estate and repossessions acquired in settlement of loans	$-	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
June 30, 2008

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

Sugar Creek Financial Corp. (the “Company”) was organized as a federal corporation at the direction of Tempo Bank (the “Bank”) in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (408,095 shares) to the public, and issued 55% of its outstanding shares of common stock (498,784 shares) to Sugar Creek MHC, the mutual holding company of the Bank. The Company loaned $355,490 to a trust for the Employee Stock Ownership Plan (“the ESOP”) enabling the ESOP to purchase 35,549 shares of common stock in the offering for the benefit of the Bank’s employees. In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled $679,000. The Company owns all of the Bank’s capital stock.

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

Basic and diluted earnings per share for the three months ended June 30, 2008 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 32,290, or 874,589 shares. Basic and diluted earnings per share for the period April 3, 2007 through June 30, 2007 is based on total shares outstanding of 906,879 less unallocated ESOP shares of 34,759, or 872,120 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

General

Sugar Creek Financial Corp. is the holding company for Tempo Bank. Tempo Bank operates from two offices in Trenton and Breese, Illinois. Tempo Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate a variety of single-family residential mortgages, consumer and business loans.

Overview – Financial Highlights

Financial Condition. Total assets at June 30, 2008 were $89.3 million compared to $86.6 million at March 31, 2008. A $2.7 million increase in loans was funded primarily by FHLB of Chicago borrowings.

Operating Results. Net earnings for the three months ended June 30, 2008 were $60,000 compared to net earnings of $20,000 for the comparable 2007 period. The increase in net earnings for the quarter was primarily due to decreases in interest expense on deposits and borrowings, as well as a decrease in noninterest expense.

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

Balance Sheet Analysis

Loans Receivable, Net. Loans receivable, net of allowance for loan losses, increased to $82.5 million at June 30, 2008 from $79.8 million at March 31, 2008. The increase consisted primarily of one-to four-family residential real estate loans.

Nonaccrual loans at June 30, 2008 increased to $528,000 compared to $64,000 at March 31, 2008. Nonaccrual loans at June 30, 2008 consisted of three single-family loans aggregating $410,000 and six consumer loans of $118,000. At March 31, 2008, there were three consumer loans of $64,000 classified as nonaccrual. Nonaccrual loans increased during the quarter ended June 30, 2008 as result of a slowing local and regional economy, job layoffs and health issues for one of our borrowers. There were no troubled debt restructurings or loans 90 days or more past due and still accruing at either date.

Nonperforming Assets

	June 30,	March 31,
(Dollars in thousands)	2008	2008

Nonaccrual loans:
Residential real estate	$410	$—
Commercial real estate	—	—
Commercial	—	—
Consumer	118	64
Total	528	64
Foreclosed real estate - residential (1)	386	386
Total nonperforming assets	$914	$450

Total nonperforming loans to total loans	0.64%	0.08%
Total nonperforming loans to total assets	0.59%	0.07%
Total nonperforming assets to total assets	1.02%	0.52%

(1) Foreclosed real estate consists of one single-family residence located in O’Fallon, Illinois.

At June 30, 2008, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.

Investments. The Bank is a member of the Federal Home Loan Bank of Chicago (the “FHLBC”), from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The FHLBC has not paid a dividend during the last four quarters citing continuing pressure on net interest income, projected earnings levels, market conditions and regulatory requirements.

At June 30, 2008, we owned $1.7 million of FHLBC stock, of which $685,000 was considered excess or voluntary stock. For the three months ended June 30, 2008 and 2007, the Bank recognized $0 and $8,500, respectively, in dividend income from the FHLBC.

Premises and Equipment, Net. Premises and equipment, net increased $165,000 to $1.2 million at June 30, 2008 primarily as a result of the purchase of a tract of land for possible future use.

Other Assets. Other assets decreased $90,000 to $134,000 at June 30, 2008 due primarily to the timing of payment of certain prepaid items.

Deposits. Deposit balances increased slightly to $59.3 million at June 30, 2008 from $59.2 million at March 31, 2008. Deposits increased, in part, due to interest credited to accounts less withdrawal activity during the period.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances increased $2.5 million from $17.0 million at March 31, 2008 to $19.5 million at June 30, 2008.

Other Liabilities. Advances from borrowers for taxes and insurance increased $128,000 to $470,000 at June 30, 2008 due to deposits made by borrowers for real estate taxes and insurance. Other liabilities decreased $80,000 to $167,000 at June 30, 2008 as a result of timing of payment of certain accrual items.

Results of Operations for the Three Months Ended June 30, 2008 and 2007.

Total Interest Income. Total interest income decreased $10,000 to $1.2 million for the three months ended June 30, 2008. Although interest income on loans increased $26,000 as a result of a higher average balance on loans with higher average yields, the cessation of dividends by the FHLB Chicago on FHLB Stock and a decrease in interest income on other interest-earning assets for the quarter ended June 30, 2008 contributed to the overall decline in interest income. The Bank does not expect to receive cash or stock dividends on the FHLB stock in the near future.

Total Interest Expense. Total interest expense decreased by $36,000 to $697,000 for the three months ended June 30, 2008 from $733,000 for the three months ended June 30, 2007. The decrease resulted primarily from lower average rates on deposits and borrowings. .

Net Interest Income. Net interest income increased $26,000 to $530,000 for the three months ended June 30, 2008 from $504,000 for the three months ended June 30, 2007. The increase is due primarily to an improved interest rate spread. The interest rate spread increased 18 basis points from the comparable period in 2007 to 2.07% primarily as a result of a lower cost of funds.

The following table summarizes average balances and annualized average yields and costs for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$81,156	$1,218	6.00%	$80,574	$1,192	5.92%
Stock in FHLB of Chicago	1,660	-	0.00	1,660	8	1.93
Other interest-earning assets	1,828	9	1.97	3,273	37	4.52
Total interest-earning assets	84,644	1,227	5.80	85,507	1,237	5.79

Noninterest-earning assets	3,164			1,878
Total assets	87,808			87,385

Liabilities and Stockholders’ Equity
Total interest-bearing deposits	56,498	491	3.48	55,949	516	3.69
FHLB advances	18,167	206	4.54	18,345	217	4.73
Other borrowings	-	-	-	-	-	-
Total interest-bearing liabilities	74,665	697	3.73	74,294	733	3.90

Noninterest-bearing deposit accounts	2,632			3,014
Other noninterest-bearing liabilities	1,305			1,078
Total liabilities	78,602			78,386

Stockholders’ equity	9,206			8,999
Total liabilities and stockholders’ equity	$87,808			$87,385

Net interest income		$530			$504

Interest rate spread			2.07%			1.89%

Net interest margin			2.50%			2.36%

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarters ended June 30, 2008 and 2007, the Bank did not record a provision for loan losses.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the three month period ended June 30, 2008 to $45,000 from $37,000 for the three months ended June 30, 2007 due primarily to the Bank’s new overdraft privilege program for transaction account customers. The noninterest income generated from this program is expected to continue to improve in the future.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense decreased by $26,000 to $482,000 for the three months ended June 30, 2008 from $508,000 for the three months ended June 30, 2007. Reductions in compensation, health care and retirement benefit costs were the largest contributors to the decrease, while equipment and data processing expenses increased in cost. Compensation expense decreased due to the retirement of one employee. Health care costs declined as a result of our decision to change providers. Retirement benefit expenses decreased due to lower plan contributions required as a result of higher investment returns. Equipment and data processing increased due to higher depreciation expense on computer equipment and data processing costs as a result of a new internet banking system, implementation of the Check 21 program and upgrades to data lines. Other noninterest expense increased primarily as a result of higher professional fees and costs associated with the Company’s status as a public entity.

Income Taxes. Income tax expense was $33,000 for the three months ended June 30, 2008 compared to an expense of $13,000 for the three months ended June 30, 2007. The increase in tax expense is primarily attributable to the higher pre-tax income for the current period quarter.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $3.2 million and the Bank was eligible for additional advances of up to $33.2 million from the FHLBC. At June 30, 2008, we had $19.5 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2008, we had $218,000 in two outstanding loan commitments. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2008 totaled $32.4 million, or 79.3% of certificates of deposit. Although the percentage of certificates of deposit that mature within one year is slightly larger than last quarter, it continues to reflect consumers’ hesitancy to invest their funds for longer periods given uncertainties about the interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. With the recent action taken by the Federal Reserve’s Federal Open Market Committee to lower the Fed funds and Discount Window rates, we believe we can attract new money deposits with targeted pricing. The local deposit market is extremely competitive with both regional and national banking institutions “buying the market” for liquidity. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered.

Our primary investing activity is the origination of loans. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the rates paid and products offered by us and our local competitors and several other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Equity Incentive Plan. On November 19, 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock. No shares were granted as of June 30, 2008.

On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock will be purchased in the open market to fund the restricted stock awards.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

During the quarter ended June 30, 2008, the Bank paid a cash dividend of $200,000 to the Company for the repurchase of common stock in the open market to fund restricted stock awards.

The Bank’s actual and required capital amounts and ratios at June 30, 2008 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,642	9.7%	$1,340	1.5%
General valuation allowance	124
Total capital to risk-weighted assets	$8,766	18.0%	$3,903	8.0%	$4,879	10.0%

Tier 1 capital to risk-weighted assets	$8,642	17.7%	$1,952	4.0%	$2,928	6.0%

Tier 1 capital to total assets	$8,642	9.7%	$3,572	4.0%	$4,466	5.0%

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

For the three months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

During the quarterly period ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Dated: August 12, 2008	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer