Form 10-Q
period 2008-09-30
Sugar Creek Financial Corp
filed 2008-11-13
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008 there were 898,379 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

- i -

Part I. Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
Assets	2008	2008

Cash and due from banks	$746,217	607,687
Federal funds sold	2,021,065	929,733
FHLB daily investment	1,669,833	1,629,805
Cash and cash equivalents	4,437,115	3,167,225
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $130,287 and $124,287	84,519,442	79,803,742
Premises and equipment, net	1,182,192	1,036,555
Foreclosed real estate	385,847	385,847
Accrued interest receivable:
Securities	—	—
Loans	356,318	329,079
Other assets	153,653	223,594
Total assets	$92,694,712	86,606,187

Liabilities and Stockholders' Equity
Deposits	$59,199,772	59,181,449
Accrued interest on deposits	188,016	233,399
Advances from FHLB of Chicago	23,000,000	17,000,000
Advances from borrowers for taxes and insurance	234,000	342,017
Other liabilities	235,477	247,438
Income taxes	552,775	436,865
Total liabilities	83,410,040	77,441,168
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 14,000,000 shares
authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,344,782	3,341,901
Treasury stock, at cost, 8,500 shares	(69,855)	—
Common stock acquired by employee stock ownership plan	(314,016)	(325,866)
Retained earnings - substantially restricted	6,314,692	6,139,915
Total stockholders' equity	9,284,672	9,165,019
Total liabilities and stockholders' equity	$92,694,712	86,606,187

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Earnings

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Interest income:	(Unaudited)		(Unaudited)
Loans receivable	$1,268,723	1,205,816	$2,486,600	2,397,652
Securities	—	4,551	—	13,051
Other interest-earning assets	12,266	27,216	21,457	64,077
Total interest income	1,280,989	1,237,583	2,508,057	2,474,780

Interest expense:
Deposits	444,056	496,674	934,758	1,012,799
Advances from FHLB	231,118	248,651	437,611	465,695
Total interest expense	675,174	745,325	1,372,369	1,478,494
Net interest income	605,815	492,258	1,135,688	996,286
Provision for loan losses	11,830	—	11,830	—
Net interest income after provision
for loan losses	593,985	492,258	1,123,858	996,286

Noninterest income:
Loan service charges	5,386	7,243	9,942	11,376
Service charges on deposit accounts	44,488	33,411	79,604	63,306
Other	5,224	3,953	10,122	7,309
Total noninterest income	55,098	44,607	99,668	81,991

Noninterest expense:
Compensation and benefits	236,038	274,834	499,605	592,824
Occupancy expense	28,290	25,467	50,493	44,857
Equipment and data processing	90,190	82,096	185,241	158,397
FDIC premium expense	2,621	1,851	4,249	3,684
Advertising	7,407	9,498	16,404	16,569
Supplies expense	3,773	5,958	17,212	19,789
Other	90,763	70,019	167,704	141,973
Total noninterest expense	459,082	469,723	940,908	978,093
Earnings before income taxes	190,001	67,142	282,618	100,184

Income taxes	75,005	26,479	107,841	39,672

Net earnings	$114,996	40,663	$174,777	60,512

Basic and diluted earnings per share	$0.13	0.05	$0.20	0.07
Dividends per share	$0.00	0.00	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$174,777	60,512
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	26,498	38,063
ESOP expense	10,051	16,095
Incentive plan expense	4,680	—
Amortization of deferred loan fees, net	(9,146)	(10,849)
Provision for loan losses	11,830	—
Increase in accrued interest receivable	(27,239)	(7,640)
Decrease in other assets	69,941	527,142
Increase (decrease) in:
Accrued interest on deposits	(45,383)	(24,097)
Other liabilities	(11,961)	34,265
Income taxes	115,910	21,900
Net cash provided by (used for) operating activities	319,958	655,391
Cash flows from investing activities:
Net change in loans receivable	(4,718,384)	(1,221,699)
Purchase of premises and equipment	(172,135)	(142,949)
Net cash provided by (used for) investing activities	(4,890,519)	(1,364,648)
Cash flows from financing activities:
Net increase (decrease) in deposits	18,323	(8,350,446)
Increase (decrease) in advances from
borrowers for taxes and insurance	(108,017)	(152,963)
Proceeds from advances from FHLB	13,500,000	19,000,000
Repayment of advances from FHLB	(7,500,000)	(16,000,000)
Proceeds from sale of common stock, net	—	2,996,088
Repurchase of common stock	(69,855)	—
Net cash provided by (used for) financing activities	5,840,451	(2,507,321)
Net increase (decrease) in cash and cash equivalents	1,269,890	(3,216,578)
Cash and cash equivalents at beginning of period	3,167,225	6,958,707
Cash and cash equivalents at end of period	$4,437,115	3,742,129
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$1,410,688	1,478,495
Federal and state income taxes	107,841	39,672
Real estate and repossessions acquired in settlement of loans	$—	—

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements
September 30, 2008

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, including ESOP shares which have been committed to be released. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Following is a summary of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings	$114,996	40,663	$174,777	60,512

Weighted-average shares - Basic EPS	873,546	872,515	874,064	872,120
Effect of dilutive stock awards	—	—	—	—
Weighted-average shares - Diluted EPS	873,546	872,515	874,064	872,120

Basic earnings per common share	$0.13	0.05	$0.20	0.07
Diluted earnings per common share	$0.13	0.05	$0.20	0.07
Anti-dilutive shares	6,093	—	2,518	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended September 30, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at September 30, 2008 were $92.7 million compared to $86.6 million at March 31, 2008. A $4.7 million increase in loans was funded primarily by FHLB of Chicago borrowings.

Loans Receivable, Net. Loans receivable, net of allowance for loan losses, increased to $84.5 million at September 30, 2008 from $79.8 million at March 31, 2008. The increase consisted primarily of one-to four-family residential real estate loans.

Nonaccrual loans at September 30, 2008 increased to $394,000 compared to $64,000 at March 31, 2008. Nonaccrual loans at September 30, 2008 consisted of three single-family loans aggregating $285,000 and eight consumer loans aggregating $109,000. At March 31, 2008, there were three consumer loans aggregating $64,000 classified as nonaccrual. Nonaccrual loans increased for the six month period ended September 30, 2008 as result of a slowing local and regional economy, job layoffs and health issues for one of our borrowers. There were no troubled debt restructurings or loans 90 days or more past due and still accruing at either date.

Nonperforming Assets
	September 30,	March 31,
(Dollars in thousands)	2008	2008
Nonaccrual loans:
Residential real estate	$285	$—
Commercial real estate	—	—
Commercial	—	—
Consumer	109	64
Total	394	64
Foreclosed real estate and other repossessed assets (1)	392	386
Total nonperforming assets	$786	$450

Total nonperforming loans to total loans	0.47%	0.08%
Total nonperforming loans to total assets	0.43%	0.07%
Total nonperforming assets to total assets	0.85%	0.52%

(1)	Foreclosed real estate and other repossessed assets consist of one single-family residence located in O’Fallon, Illinois and one automobile.

At September 30, 2008, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.

Investments. The Bank is a member of the Federal Home Loan Bank of Chicago (“FHLBC”), from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision, which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The FHLBC has not paid a dividend during the last five quarters citing continuing pressure on net interest income, projected earnings levels, market conditions and regulatory requirements. At September 30, 2008, we owned $1.66 million of FHLBC stock, of which $510,000 was considered excess or voluntary stock. Our investment portfolio consists solely of our investment in the FHLBC.

Premises and Equipment, Net. Premises and equipment, net, increased $146,000 to $1.2 million at September 30, 2008 primarily as a result of the purchase of a tract of land for a possible future branch location.

Other Assets. Other assets decreased $70,000 to $154,000 at September 30, 2008 due primarily to the timing of payment of certain prepaid items.

Deposits. Deposit balances were virtually unchanged at $59.2 million at both September 30, 2008 and March 31, 2008.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances increased $6.0 million from $17.0 million at March 31, 2008 to $23.0 million at September 30, 2008.

Other Liabilities. Advances from borrowers for real estate taxes and insurance decreased $108,000 to $234,000 at September 30, 2008 due to payments made for real estate taxes and insurance.

Other liabilities decreased $12,000 to $235,000 at September 30, 2008 as a result of timing of payment of certain accrual items.

Results of Operations for the Three Months Ended September 30, 2008 and 2007.

General. Net earnings for the three months ended September 30, 2008 were $115,000, compared to $41,000 for the same period last year. Higher net interest income and noninterest income and lower noninterest expenses were partially offset by a higher provision for loan losses and income tax expense.

Total Interest Income. Total interest income increased $43,000 to $1.3 million for the three months ended September 30, 2008. Interest income on loans increased as result of a higher average balance on loans with higher average yields. The FHLB of Chicago continues its suspended dividend policy and, therefore, the Bank does not expect to receive cash or stock dividends on the FHLB stock in the near future.

Total Interest Expense. Total interest expense decreased by $70,000 to $675,000 for the three months ended September 30, 2008 from $745,000 for the three months ended September 30, 2007. The decrease resulted primarily from lower average rates on deposits and borrowings.

Net Interest Income. Net interest income increased $114,000 to $606,000 for the three months ended September 30, 2008 from $492,000 for the three months ended September 30, 2007 as a result of lower average rates on deposits and FHLB advances.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended September 30, 2008, the Bank recorded $11,830 as a provision for loan losses. For the comparable period ended September 30, 2007, the Bank did not record a provision for loan losses.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the three month period ended September 30, 2008 to $55,000 from $45,000 for the three months ended September 30, 2007 due to increased ATM fees and the Bank’s recently enacted overdraft privilege program for transaction account customers.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense decreased by $11,000 to $459,000 for the three months ended September 30, 2008 from $470,000 for the three months ended September 30, 2007. Reductions in compensation, health care and retirement benefit costs were the largest contributors to the decrease, while occupancy, equipment and data processing, and real estate owned expenses increased. Health care costs declined as a result of our decision to change providers. Retirement benefit expenses decreased due to lower plan contributions required as a result of higher investment returns. Equipment and data processing increased due to higher depreciation expense on computer equipment and data processing costs as a result of a new internet banking system, implementation of the Check 21 program and upgrades to data lines. Real estate owned expense increased as a result of real estates taxes subsequent to foreclosure and property maintenance expenses. Other noninterest expense increased primarily as a result of higher professional fees and costs associated with the Company’s status as a public entity.

Income Taxes. Income tax expense was $75,000 for the three months ended September 30, 2008 compared to an expense of $26,000 for the three months ended September 30, 2007. The increase in tax expense is primarily attributable to the higher pre-tax income for the current period.

Results of Operations for the Six Months Ended September 30, 2008 and 2007.

General. Net earnings for the six months ended September 30, 2008 were $175,000, an increase of $114,000 from the six months ended September 30, 2007. The increase in earnings was due to increases in net interest income and noninterest income and reductions in noninterest expenses.

The following table summarizes average balances and annualized average yields and costs for the six months ended September 30, 2008 and 2007.

	Six Months Ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$82,310	$2,487	6.04%	$80,830	$2,398	5.93%
Stock in FHLB of Chicago	1,660	—	0.00	1,660	13	1.57
Other interest-earning assets	3,110	21	1.35	2,536	64	5.05
Total interest-earning assets	87,080	2,508	5.76	85,026	2,475	5.82

Noninterest-earning assets	2,525			2,259
Total assets	89,605			87,285

Liabilities and Stockholders’ Equity
Total interest-bearing deposits	56,467	935	3.31	54,657	1,013	3.71
FHLB advances	20,250	437	4.32	20,167	466	4.62
Total interest-bearing liabilities	76,717	1,372	3.58	74,824	1,479	3.95

Noninterest-bearing deposit accounts	2,753			2,326
Other noninterest-bearing liabilities	893			1,039
Total liabilities	80,363			78,189

Stockholders’ equity	9,242			9,096
Total liabilities and stockholders’ equity	$89,605			$87,285

Net interest income		$1,136			$996

Interest rate spread			2.18%			1.87%

Net interest margin			2.61%			2.34%

Total Interest Income. Total interest income increased $33,000 to $2.5 million for the six months ended September 30, 2008 from $2.47 million for the same period ended September 30, 2007. While interest income on loans increased because of higher average balances and a higher average yield on loans, interest income on other interest earning assets and dividends on FHLB stock declined.

Total Interest Expense. Total interest expense decreased by $106,000 to $1.4 million for the six months ended September 30, 2008 from $1.5 million for the comparable prior year period. The decline was created by reductions in deposit interest expense and FHLB advance expense.

Net Interest Income. Net interest income increased by $139,000 to $1.1 million for the six months ended September 30, 2008 from $996,000 for the six months ended September 30, 2007 as a result of lower average rates on deposits and FHLB advances.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the six month period ended September 30, 2008, we added an $11,830 provision for loan losses.

Analysis of Loan Loss Experience.

	Six Months Ended September 30,
(Dollars in thousands)	2008	2007
Allowance at beginning of period	$124	$130

Provision for (recovery of) loan losses	12	—

Charge-offs:
One- to four- family	—	—
Consumer loans	(6)	—
Total charge-offs	(6)	—

Recoveries:
One- to four- family	—	—
Consumer loans	—	—
Total recoveries	—	—
Net recoveries (charge-offs)	(6)	—

Allowance at end of period	$130	$130

Allowance to nonperforming loans	33.00%	12.33%
Allowance to total loans outstanding at end of six month period	0.15%	0.16%
Annualized net charge-offs (recoveries) to average loans outstanding	0.01%	—

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the six months ended September 30, 2008 to $100,000 from $82,000 for the same period ended September 30, 2007. The increase continues to be driven by increased ATM fees and the Bank’s recently enacted overdraft privilege program for transaction account customers.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense decreased to $941,000 for the six months ended September 30, 2008 from $978,000 for the same period ended September 30, 2007. The decrease was primarily due to lower compensation and benefits expense as a result of a change in employee healthcare providers and reduced defined benefit pension plan expenses.

Income Taxes. Income tax expense increased to $108,000 for the six months ended September 30, 2008 from $40,000 for the same period ended September 30, 2007. The $68,000 increase in tax expense is primarily attributable to the higher pre-tax income for the six month period ended September 30, 2008.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $4.4 million and the Bank was eligible for additional advances of up to $10.2 million from the FHLBC. At September 30, 2008, we had $23.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2008, we had no outstanding loan commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2008 totaled $33.2 million, or 81.1% of certificates of deposit. Although the percentage of certificates of deposit that mature within one year is slightly larger than last quarter, it continues to reflect consumers’ hesitancy to invest their funds for longer periods given uncertainties about the interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Due to the severe economic conditions, we have become quite sensitized about deposit pricing and the monitoring of liquidity levels. While we believe we can attract new money deposits with targeted pricing, the local deposit market is extremely competitive with both regional and national banking institutions “buying the market” for liquidity. This has contributed significantly to a very rate sensitive time deposit base.

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

On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock are being purchased in the open market to fund the restricted stock awards. At September 30, 2008, 8,500 shares totaling $70,000 had been repurchased at an average price of $8.22 per share. Incentive plan expense was $5,000 for the three and six months ended September 30, 2008.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

The Bank’s actual and required capital amounts and ratios at September 30, 2008 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,778	9.47%	$1,390	1.50%
General valuation allowance	130
Total capital to risk-weighted assets	$8,908	17.80%	$4,002	8.00%	$5,003	10.00%

Tier 1 capital to risk-weighted assets	$8,778	17.55%	$2,001	4.00%	$3,002	6.00%

Tier 1 capital to total assets	$8,778	9.47%	$3,707	4.00%	$4,634	5.00%

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

For the six months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

During the quarterly period ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	On August 18, 2008 the Company held its Annual Meeting of Shareholders.
(b)	At the meeting, Timothy P. Fleming and Daniel S. Reilly were elected, each to serve a three-year term.
(c)	Stockholders voted on the following matters:

(i)	The election of directors of the Company:

DIRECTOR	FOR	ABSTAIN

Timothy P. Fleming	762,456	11,600

Daniel S. Reilly	762,456	11,600

(ii)	The ratification of the appointment of Michael Trokey & Company, P.C. as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2009:

FOR	AGAINST	ABSTAIN

772,356	1,600	100

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Charter of Sugar Creek Financial (1)

3.2	Bylaws of Sugar Creek Financial (1)

4.0	Stock certificate of Sugar Creek Financial (2)

31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Annual Report on Form 10-KSB (File No. 000-52532), filed on June 27, 2007.
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
Dated:  November 13, 2008

By:  /s/ Robert J. Stroh, Jr.

Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and Chief Financial Officer