Form 10-Q
period 2008-12-31
Sugar Creek Financial Corp
filed 2009-02-10
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number:  0-52532

SUGAR CREEK FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

United States	74-3210459_____
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 West Broadway, Trenton, Illinois 62293-1304
(Address of principal executive offices)(Zip Code)

(618) 224-9228
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer   ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of February 3, 2009 there were 900,107 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at December 31, 2008 and
	March 31, 2008 (Unaudited)	1

	Consolidated Statements of Operations for the three and nine months
	ended December 31, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Cash Flows for the nine months ended
	December 31, 2008 and 2007 (Unaudited)	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

i

Part I.  Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2008	2008
Assets

Cash and due from banks	$656,559	607,687
Federal funds sold	4,354,322	929,733
FHLB daily investment	1,482,727	1,629,805
Cash and cash equivalents	6,493,608	3,167,225
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $165,287 and $124,287	82,540,398	79,803,742
Premises and equipment, net	1,157,399	1,036,555
Foreclosed real estate	385,847	385,847
Accrued interest receivable:
Securities	-	-
Loans	328,750	329,079
Other assets	208,061	223,594
Total assets	$92,774,208	86,606,187

Liabilities and Stockholders' Equity
Deposits	$62,365,211	59,181,449
Accrued interest on deposits	186,266	233,399
Advances from FHLB of Chicago	20,000,000	17,000,000
Advances from borrowers for taxes and insurance	204,784	342,017
Other liabilities	184,197	247,438
Income taxes	600,330	436,865
Total liabilities	83,540,788	77,441,168
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding
Common stock, $.01 par value, 14,000,000 shares
authorized; 906,879 shared issued	9,069	9,069
Additional paid-in capital	3,207,505	3,341,901
Treasury stock, at cost, 6,772 shares	(56,157)	-
Common stock acquired by employee stock ownership plan	(308,091)	(325,866)
Retained earnings - substantially restricted	6,381,094	6,139,915
Total stockholders' equity	9,233,420	9,165,019
Total liabilities and stockholders' equity	$92,774,208	86,606,187

See accompanying notes to unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest income:
Loans receivable	$1,248,261	1,255,443	$3,734,861	3,653,095
Securities	-	-	-	13,051
Other interest-earning assets	4,725	32,931	26,182	97,008
Total interest income	1,252,986	1,288,374	3,761,043	3,763,154

Interest expense:
Deposits	461,020	511,615	1,395,778	1,524,414
Advances from FHLB	190,294	270,309	627,905	736,005
Total interest expense	651,314	781,924	2,023,683	2,260,419
Net interest income	601,672	506,450	1,737,360	1,502,735
Provision for loan losses	40,046	80,436	51,876	80,436
Net interest income after provision
for loan losses	561,626	426,014	1,685,484	1,422,299

Noninterest income:
Loan service charges	4,988	7,479	14,930	18,855
Service charges on deposit accounts	43,548	34,961	123,153	98,267
Other	4,936	5,475	15,058	12,783
Total noninterest income	53,472	47,915	153,141	129,905

Noninterest expense:
Compensation and benefits	279,898	296,252	779,504	889,075
Occupancy expense	25,789	23,142	76,282	68,000
Equipment and data processing	83,039	82,232	268,280	240,629
FDIC premium expense	10,762	1,671	15,011	5,354
Advertising	18,079	12,056	34,483	28,624
Supplies expense	5,114	11,301	22,326	31,090
Other	81,850	87,303	249,554	229,276
Total noninterest expense	504,531	513,957	1,445,440	1,492,048
Earnings (loss) before income taxes	110,567	(40,028)	393,185	60,156

Income tax expense (benefit)	44,165	(15,290)	152,006	24,382

Net earnings (loss)	$66,402	(24,738)	$241,179	35,774

Earnings (loss) per share	$0.08	(0.03)	$0.28	0.04
Dividends per share	$0.00	0.00	$0.00	0.00

See accompanying notes to unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net earnings	$241,179	35,774
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	79,493	59,321
ESOP expense	15,636	23,636
Incentive plan expense	11,653	-
Amortization of deferred loan fees, net	(15,020)	(18,558)
Provision for loan losses	51,876	80,436
Decrease (increase) in accrued interest receivable	329	(5,286)
Decrease (increase) in other assets	15,533	541,605
Increase (decrease) in:
Accrued interest on deposits	(47,133)	(4,580)
Other liabilities	(63,241)	51,747
Income taxes	163,465	(8,264)
Net cash provided by (used for) operating activities	453,770	755,831
Cash flows from investing activities:
Net change in loans receivable	(2,773,512)	(1,684,957)
Purchase of premises and equipment	(200,337)	(220,265)
Net cash provided by (used for) investing activities	(2,973,849)	(1,905,222)
Cash flows from financing activities:
Net increase (decrease) in deposits	3,183,762	(6,896,468)
Increase (decrease) in advances from
borrowers for taxes and insurance	(137,233)	43,558
Proceeds from advances from FHLB	19,500,000	21,500,000
Repayment of advances from FHLB	(16,500,000)	(19,000,000)
Proceeds from sale of common stock, net	-	2,996,088
Repurchase of common stock	(200,067)	-
Net cash provided by (used for) financing activities	5,846,462	(1,356,822)
Net increase (decrease) in cash and cash equivalents	3,326,383	(2,506,213)
Cash and cash equivalents at beginning of period	3,167,225	6,958,707
Cash and cash equivalents at end of period	$6,493,608	4,452,494
Supplemental disclosures-cash paid during the period for:
Interest on deposits and advances from FHLB	$2,080,884	2,250,455
Federal and state income taxes	$152,006	24,382
Real estate and repossessions acquired in settlement of loans	$43,176	385,847

See accompanying notes to unaudited consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2008

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Following is a summary of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net earnings (loss)	$66,402	(24,738)	$241,179	35,774

Weighted-average shares - Basic EPS	863,524	873,305	870,536	872,515
Effect of dilutive stock awards	2,205	-	792	-
Weighted-average shares - Diluted EPS	865,729	873,305	871,328	872,515

Basic earnings (loss) per common share	$0.08	(0.03)	$0.28	0.04
Diluted earnings (loss) per common share	$0.08	(0.03)	$0.28	0.04
Anti-dilutive shares	-	-	$-	-

(4)	Equity Incentive Plan.

On November 19, 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”).  Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock.

On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company.  Shares of common stock were purchased in the open market at an average price of $8.18 per share to fund the restricted stock awards.  Incentive plan expense was $7,000 for the three months and $12,000 for the nine months ended December 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2008 and 2007 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Balance Sheet Analysis

Overview. Total assets at December 31, 2008 were $92.8 million compared to $86.6 million at March 31, 2008.   A $2.7 million increase in loans and a $3.4 million increase in Federal funds sold were funded primarily by increases in deposits and FHLB of Chicago borrowings.

Loans Receivable, Net.   Loans receivable, net of allowance for loan losses, increased to $82.5 million at December 31, 2008 from $79.8 million at March 31, 2008.  The increase consisted primarily of one-to four-family residential real estate loans.

Nonaccrual loans at December 31, 2008 increased to $1.5 million compared to $64,000 at March 31, 2008. Nonaccrual loans at December 31, 2008 consisted of nine single-family loans aggregating $1.4 million and six consumer loans aggregating $61,000. The two largest nonaccrual single-family loans were $352,000 and $280,000.  At March 31, 2008, there were three consumer loans aggregating $64,000 classified as nonaccrual. Nonaccrual loans increased for the nine month period ended December 31, 2008 as a result of a slowing local and regional economy, job layoffs, divorce and health issues afflicting our borrowers.  There were no troubled debt restructurings or loans 90 days or more past due and still accruing at either date.

Nonperforming Assets

	December 31,	March 31,
(Dollars in thousands)	2008	2008

Nonaccrual loans:
Residential real estate	$1,405	$-
Commercial real estate	-	-
Commercial	-	-
Consumer	61	64
Total	1,466	64
Foreclosed real estate and other repossessed assets (1)	418	386
Total nonperforming assets	$1,884	$450

Total nonperforming loans to total loans	1.78%	0.08%
Total nonperforming loans to total assets	1.58%	0.07%
Total nonperforming assets to total assets	2.03%	0.52%

(1) Foreclosed real estate and other repossessed assets at December 31, 2008 consist of one single-family residence located in O’Fallon, Illinois and two automobiles.

At December 31, 2008, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.  See also “Analysis of Loan Loss Experience”.

Investments. The Bank is a member of the Federal Home Loan Bank of Chicago (“FHLBC”), from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision, which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The FHLBC has not paid a dividend during the last six quarters citing continuing pressure on net interest income, projected earnings levels, market conditions and regulatory requirements.  At December 31, 2008, we owned $1.66 million of FHLBC stock, of which $660,000 was considered excess or voluntary stock.  Our investment portfolio consists solely of our investment in the FHLBC.

Premises and Equipment, Net.  Premises and equipment, net, increased $120,000 to $1.2 million at December 31, 2008 primarily as a result of the purchase of a tract of land for a possible future branch location.

Other Assets.  Other assets decreased $16,000 to $208,000 at December 31, 2008 due primarily to the timing of payment of certain prepaid items.

Deposits. Deposit balances increased to $62.4 million at December 31, 2008 as customers’ funds moved from the stock market and other investment accounts to insured deposits.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances increased $3.0 million from $17.0 million at March 31, 2008 to $20.0 million at December 31, 2008.

Other Liabilities.  Advances from borrowers for real estate taxes and insurance decreased $137,000 to $205,000 at December 31, 2008 due to payments made for real estate taxes and insurance.  Other liabilities decreased $63,000 to $184,000 at December 31, 2008 as a result of timing of payment of certain accrual items.

Stockholders’ Equity.  Stockholders’ equity increased $68,000 to $9.2 million at December 31, 2008 as a result of net earnings of $241,000, partially offset by the repurchase of common stock of $200,000, primarily used to fund restricted stock awards.

Results of Operations for the Three Months Ended December 31, 2008 and 2007.

General. Net earnings for the three months ended December 31, 2008 were $66,000, compared to a net loss of $24,700 for the same period last year.  Higher net interest income and noninterest income, combined with a lower provision for loan losses and noninterest expenses, were partially offset by income tax expense.

Total Interest Income. Total interest income decreased $35,000 to $1.3 million for the three months ended December 31, 2008.  Interest income on loans decreased $7,000 as result of a lower average balance on loans. The FHLBC continues its suspended dividend policy and, therefore, the Bank does not expect to receive cash or stock dividends on the FHLB stock in the near future. Earnings on overnight deposits fell $28,000 since the Federal Reserve lowered the target for the Fed Funds rate to 0.00% to 0.25%.

Total Interest Expense. Total interest expense decreased by $131,000 to $651,000 for the three months ended December 31, 2008 from $782,000 for the three months ended December 31, 2007. The decrease resulted primarily from lower average rates on customer deposits and FHLB advances.

Net Interest Income.  Net interest income increased $95,000 to $602,000 for the three months ended December 31, 2008 from $506,000 for the three months ended December 31, 2007 as a result of lower average rates on deposits and FHLB advances.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio.  In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans.  During the quarter ended December 31, 2008, the Bank recorded $40,000 as a provision for loan losses. For the comparable period ended December 31, 2007, the Bank recorded $80,000 as a provision for loan losses.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, loan service charges, and other income.  Total noninterest income increased for the three month period ended December 31, 2008 to $53,000 from $48,000 for the three months ended December 31, 2007 due to increased ATM and debit card fees resulting from increased usage and the Bank’s overdraft privilege program for transaction account customers.

Noninterest Expense.  Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses.  Total noninterest expense decreased by $9,000 to $505,000 for the three months ended December 31, 2008 from $514,000 for the three months ended December 31, 2007.  Reductions in compensation, health care and retirement benefit costs were the largest contributors to the decrease.  Health care costs declined as a result of our decision to change providers which has resulted in a cost savings. Retirement benefit expenses decreased due to lower plan contributions required as a result of higher investment returns in the defined benefit plan.  FDIC premium expense increased due to a new risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits.

Income Taxes.  Income tax expense was $44,000 for the three months ended December 31, 2008 compared to a tax benefit of $15,000 for the three months ended December 31, 2007. The increase in tax expense is primarily attributable to the higher pre-tax income for the current period.

Results of Operations for the Nine months Ended December 31, 2008 and 2007.

General. Net earnings for the nine months ended December 31, 2008 were $241,000, an increase of $205,000 from the nine months ended December 31, 2007. The increase in earnings was due to increases in net interest income, noninterest income and reductions in noninterest expenses.

The following table summarizes average balances and annualized average yields and costs for the nine months ended December 31, 2008 and 2007.

	Nine Months Ended December 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$82,627	$3,735	6.03%	$81,100	$3,653	6.01%
Stock in FHLB of Chicago	1,660	–	0.00	1,660	13	1.04
Other interest-earning assets	3,339	26	1.04	2,598	97	4.98
Total interest-earning assets	87,626	3,761	5.72	85,358	3,763	5.88

Noninterest-earning assets	3,127			2,523
Total assets	90,753			87,881

Liabilities and Stockholders’ Equity
Total interest-bearing deposits	57,482	1,396	3.24	54,461	1,524	3.73
FHLB advances	20,389	628	4.12	20,778	736	4.72
Total interest-bearing liabilities	77,871	2,024	3.47	75,239	2,260	4.01

Noninterest-bearing deposit accounts	2,695			2,444
Other noninterest-bearing liabilities	927			1,120
Total liabilities	81,493			78,803

Stockholders’ equity	9,260			9,078
Total liabilities and stockholders’ equity	$90,753			$87,881

Net interest income		$1,737			$1,503

Interest rate spread			2.25%			1.87%

Net interest margin			2.64%			2.35%

Total Interest Income. Total interest income decreased $2,000 to $3.761 million for the nine months ended December 31, 2008 from $3.763 million for the same period ended December 31, 2007. While interest income on loans increased because of higher average balances and a higher average yield on loans, interest income on other interest earning assets and dividends on FHLB stock declined.

Total Interest Expense. Total interest expense decreased by $236,000 to $2.0 million for the nine months ended December 31, 2008 from $2.3 million for the comparable prior year period. The decline was due to reductions in deposit interest expense and FHLB advance interest expense.

Net Interest Income. Net interest income increased by $234,000 to $1.74 million for the nine months ended December 31, 2008 from $1.5 million for the nine months ended December 31, 2007 as a result of lower average rates on deposits and FHLB advances.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the nine month period ended December 31, 2008, we recorded a $52,000 provision for loan losses compared to an $80,000 provision for the same period in 2007.

Analysis of Loan Loss Experience.

	Nine Months Ended December 31,
(Dollars in thousands)	2008	2007

Allowance at beginning of period	$124	$130

Provision for (recovery of) loan losses	52	80

Charge-offs:
One- to four- family	-	(92)
Consumer loans	(11)	-
Total charge-offs	(11)	(92)

Recoveries:
One- to four- family	-	-
Consumer loans	-	6
Total recoveries	-	6
Net recoveries (charge-offs)	(11)	(86)

Allowance at end of period	$165	$124

Allowance to nonperforming loans	11.26%	288.37%
Allowance to total loans outstanding at end of nine month period	0.20%	0.15%
Annualized net charge-offs (recoveries) to average loans outstanding	0.02%	0.14%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income increased for the nine months ended December 31, 2008 to $153,000 from $130,000 for the same period ended December 31, 2007. The increase continues to be driven by increased ATM and debit card fees resulting from increased usage and the Bank’s overdraft privilege program for transaction account customers.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense decreased by $47,000 for the nine months ended December 31, 2008 to $1.4 million. The decrease was primarily due to lower compensation and benefits expense as a result of a change in employee healthcare providers and reduced defined benefit plan expenses.

Income Taxes. Income tax expense increased to $152,000 for the nine months ended December 31, 2008 from $24,000 for the same period ended December 31, 2007. The $128,000 increase in tax expense is primarily attributable to the higher pre-tax income for the nine month period ended December 31, 2008.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2008, cash and cash equivalents totaled $6.5 million and the Bank was eligible for additional advances of up to $13.2 million from the FHLBC.  At December 31, 2008, we had $20.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2008, we had no outstanding loan commitments.

Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2008 totaled $33.4 million, or 77.2% of certificates of deposit.  Although the percentage of certificates of deposit that mature within one year is slightly larger than last quarter, it continues to reflect consumers’ hesitancy to invest their funds for longer periods given uncertainties about the interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Due to the severe economic conditions, we have become quite sensitized about deposit pricing and the monitoring of liquidity levels. While we believe we can attract new money deposits with targeted pricing, the local deposit market is extremely competitive with both regional and national banking institutions “buying the market” for liquidity. This has contributed significantly to a very rate sensitive time deposit base.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

The Bank’s actual and required capital amounts and ratios at December 31, 2008 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,862	9.55%	$1,392	1.50%
General valuation allowance	165
Total capital to risk-weighted assets	$9,027	18.03%	$4,005	8.00%	$5,006	10.00%

Tier 1 capital to risk-weighted assets	$8,862	17.70%	$2,003	4.00%	$3,004	6.00%

Tier 1 capital to total assets	$8,862	9.55%	$3,711	4.00%	$4,638	5.00%

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

For the nine months ended December 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

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

During the quarterly period ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

Month #1 October 1, 2008 through October 31, 2008	-		-	-	-

Month #2 November 1, 2008 through November 30, 2008	-		-	-	-

Month #3 December 1, 2008 through December 31, 2008	16,046	(1)	$8.16	-	-

Total	16,046	(1)	$8.16	-

(1)	On December 4, 2008 and December 8, 2008, management purchased a total of 16,046 shares of Company common stock in open market transactions.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of Sugar Creek Financial (1)

3.2	Bylaws of Sugar Creek Financial (1)

4.0	Stock certificate of Sugar Creek Financial (2)

10.1	Employment Agreement by and between Tempo Bank and Robert J. Stroh, Jr., as amended

10.2	Employment Agreement by and between Sugar Creek Financial Corp. and Robert J. Stroh, Jr., as amended

10.3	Employment Agreement by and between Tempo Bank and Francis J. Eversman, as amended

10.4	Employment Agreement by and between Sugar Creek Financial Corp. and Francis J. Eversman, as amended

10.5	Tempo Bank Employee Severance Compensation Plan, as amended

31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Annual Report on Form 10-KSB (File No. 000-52532), filed on June 27, 2007.

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

SUGAR CREEK FINANCIAL CORP.

Dated:	February 9, 2009	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer