Form 10-K
period 2009-03-31
Sugar Creek Financial Corp
filed 2009-06-26
CIK 1382905

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Registrant’s telephone number, including area code: (618) 224-9228
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 30, 2008 was $3.61 million. Solely for purposes of this calculation, the shares held by Sugar Creek MHC and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of June 19, 2009, the issuer had 900,107 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of Sugar Creek Financial Corp. (“Sugar Creek Financial” or the  “Company”), Sugar Creek MHC and Tempo Bank (the “Bank”).  These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

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

General

Sugar Creek Financial was organized as a federal corporation at the direction of Tempo Bank in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on April 3, 2007.  As a result of the reorganization, Tempo Bank is a wholly-owned subsidiary of Sugar Creek Financial, which is a majority-owned subsidiary of Sugar Creek MHC.  Sugar Creek Financial’s business activities primarily consist of the ownership of the outstanding capital stock of Tempo Bank.  Sugar Creek Financial neither owns nor leases any property but instead uses the premises, equipment and other property of Tempo Bank with the payment of appropriate rental fees, under the terms of an expense allocation agreement.  Sugar Creek Financial has no significant assets, other than all of the outstanding shares of Tempo Bank, and has no significant liabilities. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to Tempo Bank.

Tempo Bank was originally chartered in 1889 as an Illinois state-chartered mutual building and loan association named “Trenton Building and Loan Association.”  Tempo Bank converted to a federally chartered savings bank in 1989 and changed its name to “Tempo Bank, A Federal Savings Bank.”  Tempo Bank adopted its present name in October 2006.

Sugar Creek MHC is our federally chartered mutual holding company parent.  As a mutual holding company, Sugar Creek MHC is a non-stock company that has as its members the depositors and certain borrowers of Tempo Bank.  Sugar Creek MHC does not engage in any business activity other than owning a majority of the common stock of Sugar Creek Financial.

Our website address is www.tempobank.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

We are headquartered in Trenton, Illinois.  In addition to our main office, we operate a full-service branch office in Breese, Illinois.  Trenton and Breese are located in Clinton County, Illinois, approximately 35 miles east of St. Louis, Missouri.  Historically, substantially all of our loans were made to borrowers who resided within approximately 18 miles of our main office, which includes the communities in Clinton County, eastern St. Clair County and southeastern Madison County.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies.  Several large holding companies operate banks in our market area, including Bank of America, U.S. Bancorp and Regions Financial Corporation.  These institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.  At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 7.27% of the deposits in Clinton County, Illinois, which was the seventh largest market share out of 11 institutions with offices in Clinton County.

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

As of March 31, 2009, our largest commercial real estate loan was $755,000 and was secured by an office building. Our largest multi-family real estate loan was $401,000 and was secured by a 16 unit apartment building.  Both of these loans were performing in accordance with their original terms at March 31, 2009.

Land Loans.  We also originate fixed-rate loans secured by unimproved land.  Our land loans generally have terms of 15 years or less and loan amounts generally do not exceed 85% of the lesser of the appraised value or the purchase price. As of March 31, 2009, our largest land loan was $213,000 and was secured by undeveloped land.  This loan was performing in accordance with its original terms at March 31, 2009.

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

We generally offer home equity loans with a maximum combined loan-to-value ratio of 89% or less.  Home equity loans have fixed interest rates and terms that typically range from one to 15 years.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves.  At March 31, 2009, our regulatory limit on loans to one borrower was $1.3 million.  At that date, our largest lending relationship under the regulatory limit was $877,000, secured by several single-family rental properties.

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

At March 31, 2009, our investment portfolio totaled $1.6 million, or 1.81 % of total assets, and consisted solely of our investment in Federal Home Loan Bank of Chicago stock.

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

Personnel

As of March 31, 2009, we had 15 full-time employees and five part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations, a mutual holding company, such as Sugar Creek MHC, may engage in the following activities:  (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

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

Acquisition of the Company. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of the Company.  Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At March 31, 2009, Tempo Bank met each of its capital requirements.

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation, pursuant to a Restoration Plan to replenish the fund, has adopted an across the board seven basis point increase in the assessment  range for the first quarter of 2009.  The Federal Deposit Insurance Corporation has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and effectively make the range seven to 77½ basis points.  On May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that will impose a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which would be payable to the Federal Deposit Insurance Corporation on September 30, 2009.  If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the Board of the Federal Deposit Insurance Corporation (“the Board”) believes would adversely affect public confidence or to a level close to or below zero, the Board may impose an additional special assessment of up to five basis points on each institution’s assets minus Tier 1 capital for the third and fourth quarters of 2009 if deemed necessary.  The cost of this special five basis points assessment to Tempo Bank based on assets minus Tier 1 capital as of March 31, 2009, would be $41,000. No institution may pay a dividend if in default of the federal deposit insurance assessment.

              Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2009.  On May 20, 2009, the Federal Deposit Insurance Corporation extended the insurance coverage of $250,000 on all deposit accounts until December 31, 2013.  Thereafter, regular deposit accounts will be insured up to a maximum of $100,000 and self-directed retirement accounts up to a maximum of $250,000.

              In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012 and in certain conditions through December 31, 2012. Tempo Bank made the business decision not to participate in the unlimited noninterest bearing transaction account coverage and Tempo Bank, Sugar Creek Financial and Sugar Creek MHC opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  As of March 31, 2009, Tempo Bank met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors.  However, the law contains a specific exception for loans by Tempo Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, Tempo Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited.  The law limits both the individual and aggregate amount of loans Tempo Bank may make to insiders based, in part, on Tempo Bank’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Additional restrictions apply to loans to executive officers.

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

Federal Home Loan Bank System

Tempo Bank is a member of the FHLB System, which consists of 12 regional FHLBs.  The FHLB provides a central credit facility primarily for member institutions.  Tempo Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB.  Tempo Bank was in compliance with this requirement at March 31, 2009.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million.  The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  Tempo Bank complies with the foregoing requirements.

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004.  For its 2009 fiscal year, Tempo Bank’s maximum federal income tax rate was 34%.

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

Below is information regarding our executive officer who is not also a director.   Ms. Brown’s age set forth below is as of March 31, 2009.

Phyllis J. Brown has served as Vice President and Corporate Secretary of Tempo Bank since 1993 and of Sugar Creek MHC and Sugar Creek Financial since their formation in April 2007.  Age 65.

ITEM 1A.	RISK FACTORS

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings.  Our net interest yield is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest yield and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

Future FDIC Assessments Will Hurt Our Earnings

            In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009.  The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009.  The special assessment will negatively impact the Company's earnings and the Company expects that non-interest expenses will increase approximately $41,000 for the year ended March 31, 2010 as compared to the year ended March 31, 2009 as a result of this special assessment.  In addition, the final rule allows the FDIC to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company's earnings.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions.  Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including Sugar Creek Financial, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3)  capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

As a result of our concentration on one- to four-family residential real estate lending, a downturn in real estate values could hurt our profits.

At March 31, 2009, $69.5 million, or 87.49%, of our loan portfolio consisted of one- to four-family residential real estate loans.  Although these types of loans generally expose a lender to less risk of non-payment and loss than commercial and construction loans, the market for loans on one- to four-family homes is significantly dependent on real estate values.  A decline in real estate values could cause some of our one- to four-family residential real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Additionally, a decline in real estate values could result in a decline in the origination of such loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.21% of total gross loans at March 31, 2009, and material additions to our allowance could materially decrease our net income.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Granting of stock options under benefit programs may dilute your ownership interest.

At the 2007 Annual Meeting of Stockholders, stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan.  We may grant stock options to our officers, employees and directors through the equity incentive plan. We may fund the equity incentive plan through the purchase of common stock in the open market, subject to regulatory restrictions, by a trust established in connection with the equity incentive plan, or from authorized but unissued shares of Sugar Creek Financial common stock. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares will be diluted.

Granting of stock options under our 2007 Equity Incentive Plan will adversely affect our profitability.

If we grant stock options under our 2007 Equity Incentive Plan, our non-interest expenses will likely increase as a result of the additional annual employee compensation expenses stemming from the option grants.  These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation expenses at this time because applicable accounting practices generally require that they be based on the fair market value of the options at the date of the grant; however, we expect them to be material.  We recognize expenses for stock options over the vesting period of awards made to recipients.

Sugar Creek MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Sugar Creek MHC owns a majority of Sugar Creek Financial’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage Sugar Creek Financial and Tempo Bank also manage Sugar Creek MHC. As a federally chartered mutual holding company, the board of directors of Sugar Creek MHC must ensure that the interests of depositors of Tempo Bank are represented and considered in matters put to a vote of stockholders of Sugar Creek Financial. Therefore, the votes cast by Sugar Creek MHC may not be in your personal best interests as a stockholder. For example, Sugar Creek MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Sugar Creek Financial.  In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of Sugar Creek MHC.  Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prevent acquisition of Sugar Creek Financial, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in what is commonly called a “remutualization” transaction.  However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity.  Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case.  Should the Office of Thrift Supervision prohibit or further restrict these transactions in the future, our per share stock price may be adversely affected.

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

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office in Trenton, Illinois and our branch office in Breese, Illinois, both of which we own.  The net book value of our land, buildings, furniture, fixtures and equipment was $1.1 million as of March 31, 2009.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Sugar Creek Financial is quoted on the OTC Bulletin Board under the symbol “SUGR.”  As of June 1, 2009, there were approximately 165 holders of record of the Company’s common stock.

The following table sets forth the high and low sales prices for the common stock as reported on the OTC Bulletin Board for each full quarterly period during which the Company’s stock was traded during the past two fiscal years.  Sugar Creek Financial has not paid dividends during this period.

Quarter Ended:	High	Low

June 30, 2007	$10.80	$10.40
September 30, 2007	10.60	9.10
December 31, 2007	10.25	8.50
March 31, 2008	9.10	8.50

June 30, 2008	$9.15	$7.99
September 30, 2008	10.10	7.90
December 31, 2008	10.10	6.00
March 31, 2009	8.50	7.30

Sugar Creek Financial is not subject to OTS regulatory restrictions on the payment of dividends.  However, Sugar Creek Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Tempo Bank because Sugar Creek Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained.  Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations.  For a discussion of restrictions on the payment of cash dividends by Tempo Bank, see “Item 1−Business−Regulation and Supervision−Federal Savings Institution Regulation−Limitation on Capital Distributions.”

We did not repurchase any of our common stock during the quarter ended March 31, 2009 and had no publicly announced repurchase plans or programs as of March 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our largest noninterest expense is compensation and benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee stock ownership plan allocations and restricted stock awards made under the 2007 Equity Incentive Plan.  In the future, we may also recognize additional annual employee compensation expenses stemming from any stock option grants made under the 2007 Equity Incentive Plan.  We cannot determine the actual amount of these new stock-related compensation and benefit expenses, if any, at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Our noninterest expenses also include expenses resulting from operating as a public company, consisting primarily of legal and accounting fees and expenses of shareholder communications and meetings.

Overview-Financial Highlights

 Operating Results.  Net earnings increased by $199,000 to $270,000 for the year ended March 31, 2009 primarily due to lower rates paid for deposits and FHLB borrowings.

               Financial Condition.  Total assets increased by $5.1 million to $91.7 million at March 31, 2009.  The increase was attributable in part to larger balances in cash and cash equivalent accounts.  In addition, deposits increased $7.9 million to $67.1 million at March 31, 2009 as a result of stock market volatility and a move by customers toward the safety of FDIC insured deposits.

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

The largest segment of our real estate loans is one- to four-family residential real estate loans.  At March 31, 2009, one- to four-family residential real estate loans totaled $69.5 million, or 87.49% of total loans, compared to $69.9 million, or 87.33% of total loans, at March 31, 2008.  One- to four-family residential real estate loans decreased modestly over this period as a result of a continuing decline in real estate sales and very competitive refinance rates in the local market.  Multi-family and commercial real estate loans increased over this period as a result of a steady market for these properties in our market area. Consumer loans decreased in 2009 as a result of the contraction in auto sales and the increase in consumer debt.

The following table sets forth the composition of our loan portfolio at the dates indicated.

Table 1:  Loan Portfolio Analysis

	March 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate loans:
One-to four-family	$69,479	87.49%	$69,904	87.33%
Multi-family	1,124	1.42	966	1.21
Commercial	3,375	4.25	2,886	3.60
Land loans	1,584	1.99	1,723	2.15
Total real estate loans	75,562	95.15	75,479	94.29

Consumer loans:
Automobile	2,314	2.91	2,522	3.15
Home equity	1,158	1.46	1,526	1.91
Loans secured by deposit accounts	383	0.48	521	0.65
Total consumer loans	3,855	4.85	4,569	5.71
Total loans	79,417	100.00%	80,048	100.00%

Loans in process	–		–
Allowance for losses	(165)		(124)
Net deferred loan fees	(123)		(120)
Loans, net	$79,129		$79,804

At March 31, 2009, fixed-rate loans, balloon loans and adjustable-rate loans totaled $42.8 million, $36.2 million and $372,000, respectively.

The following table sets forth certain information at March 31, 2009 regarding the dollar amount of loan principal repayments becoming due during the years indicated.  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate.  When market interest rates rise, as has occurred in recent periods, the interest rates on these loans may increase based on the contract rate (the index plus the margin) exceeding the initial interest rate floor.

Table 2:  Contractual Maturities and Interest Rate Sensitivity

March 31, 2009 (Dollars in thousands)	Real Estate Loans	Consumer Loans	Total Loans

Amounts due in:
One year or less	$1,323	$447	$1,770
More than one to five years	9,901	1,935	11,836
More than five years	65,496	315	65,811
Total	$76,720	$2,697	$79,417

Interest rate terms on amounts due after one year:
Fixed-rate loans (including balloon loans)	$75,219	$2,250	$77,469
Adjustable-rate loans	178	-	178
Total	$75,397	$2,250	$77,647

Investments. At March 31, 2009, our investment portfolio totaled $1.7 million and consisted solely of our investment in Federal Home Loan Bank of Chicago stock.  Our investment in Federal Home Loan Bank of Chicago stock remained unchanged during the year ended March 31, 2009 due to a prohibition on excess stock redemptions imposed by the Federal Housing Finance Board.  On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision, which limits the ability of the Federal Home Loan Bank of Chicago to redeem excess or voluntary stock or to pay dividends.  The Federal Home Loan Bank of Chicago has not declared or paid a dividend since the second quarter of 2007 citing regulatory requirements, continuing pressure on net interest income, projected earnings levels, and market conditions.  At March 31, 2009, $921,000 of our investment in Federal Home Loan Bank stock consisted of excess or voluntary stock.  Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the Federal Home Loan Bank of Chicago, Tempo Bank expects to redeem the majority of its excess or voluntary stock as soon as an official redemption policy has been announced by the Federal Home Loan Bank of Chicago.

We had no investments that had an aggregate book value in excess of 10% of our equity at March 31, 2009, except for our investment in Federal Home Loan Bank of Chicago.

               Premises and Equipment, Net. Premises and equipment, net, increased $94,000 to $1.1 million at March 31, 2009 primarily as a result of the purchase of a tract of land for a possible future branch location.

               Other Assets. Other assets, including prepaid income taxes, decreased due primarily to the timing of income tax payments.

Deposits.  Our deposit base is comprised of noninterest-bearing NOW accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit.  We consider our deposit accounts other than certificates of deposit to be core deposits.  Deposits increased $7.9 million for the year ended March 31, 2009, as certificates of deposit increased $5.1 million, and core deposits increased $2.8 million.  Overall, deposits increased during the year ended March 31, 2009 primarily as a result of stock market volatility and a move by customers toward the safety of FDIC insured deposits.

Table 3:  Deposits

	March 31,
	2009		2008
(Dollars in thousands)	Amount	Percent	Amount	Percent

Noninterest-bearing NOW accounts	$3,148	4.69%	$2,620	4.43%
NOW accounts	4,211	6.28	4,420	7.47
Savings accounts	7,721	11.51	7,277	12.29
Money market accounts	5,355	7.99	3,324	5.62
Certificates of deposit	46,641	69.53	41,540	70.19
Total	$67,076	100.00%	$59,181	100.00%

Table 4:  Time Deposit Maturities of $100,000 or more

March 31, 2009 (Dollars in thousands)	Amount

Maturity Period
Three months or less	$2,317
Over three through six months	3,095
Over six through twelve months	3,025
Over twelve months	3,738
Total	$12,175

             Borrowings. We utilize FHLB advances to supplement our supply of funds for loans.  In the table below, the weighted average interest rate during the year is based on the weighted average balances determined on a monthly basis.

Table 5: Borrowings

	Year Ended March 31,
(Dollars in thousands)	2009	2008

Maximum amount outstanding at any month end during the year:
FHLB advances	$23,000	$23,000
Average amount outstanding during the year:
FHLB advances	19,125	20,083
Weighted average interest rate during the year:
FHLB advances	4.18%	4.77%
Balance outstanding at end of year:
FHLB advances	14,000	17,000
Weighted average interest rate at end of year:
FHLB advances	4.83%	4.82%

Borrowings decreased during 2009 due to the repayment of overnight FHLB advances and maturity of other FHLB advances.

Other Liabilities. Other liabilities increased due primarily to increased accrued income taxes which increased due to the timing of payment of income taxes.

           Stockholders’ Equity.  Stockholders’ equity increased due primarily to net earnings of $270,000 for the year ended March 31, 2009, partially offset by the repurchase of common stock of $200,000.

Comparison of Results of Operations for the Years Ended March 31, 2009 and March 31, 2008

Table 6:  Summary Income Statements

Year Ended March 31, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change

Net interest income	$2,339	$2,006	$333	16.63%
Provision for loan losses	(59)	(80)	21	(26.64)
Noninterest income	197	175	22	12.20
Noninterest expense	(2,036)	(2,002)	(34)	1.73
Income taxes	(171)	(28)	(143)	511.09
Net earnings	$270	$71	$199	279.25%

Return on average equity	2.91%	0.78%
Return on average assets	0.30	0.08

Net Interest Income.    Net interest income increased as a result of lower costs for deposits and borrowings.  As a result, the interest rate spread increased to 2.26% for 2009 from 1.86% for 2008.  The Bank’s cost of funds declined due to much lower market interest rates paid on money market accounts and certificates of deposit, partially offset by an increase in the average balance of deposits.  Borrowing costs decreased due to lower market rates paid on short-term advances from FHLB which were utilized during the year ended March 31, 2009.

Table 7:  Analysis of Net Interest Income

Year Ended March 31, (Dollars in thousands)	2009	2008	2009 v. 2008	% Change

Components of net interest income
Loans	$4,969	$4,880	$89	1.82%
Stock in FHLB of Chicago	-	13	(13)	(100.00)
Other interest-earning assets	28	115	(87)	(75.64)
Total interest income	4,997	5,008	(11)	(0.23)
Deposits	(1,858)	(2,044)	186	(9.13)
Borrowings	(800)	(958)	158	(16.51)
Total interest expense	(2,658)	(3,002)	344	(11.48)
Net interest income	2,339	2,006	333	16.63%
Average yields and rates paid
Interest-earning assets	5.67%	5.86%	(0.19)%	(3.24)%
Interest-bearing liabilities	3.41	4.00	(0.59)	(14.75)
Interest rate spread	2.26	1.86	0.40	21.51
Net interest margin	2.65	2.35	0.30	12.77
Average balances
Loans	$82,454	$81,084	$1,370	1.69%
Stock in FHLB of Chicago	1,660	1,660	-	-
Other interest-earning assets	4,082	2,756	1,326	48.11
Deposits	58,859	54,898	3,961	7.22
Borrowings	19,125	20,083	(958)	(4.77)

Provision for Loan Losses.  The provision for loan losses was $59,000 for the year ended March 31, 2009, compared to $80,000 for the year ended March 31, 2008.  The Bank recorded charge-offs of $18,000 and no recoveries for the year ended March 31, 2009 compared to charge-offs of $92,000 and recoveries of $6,000 for the year ended March 31, 2008.

The allowance for loan losses was $165,000, or 0.21% of total loans outstanding as of March 31, 2009, as compared with $124,000, or 0.16% of total loans outstanding as of March 31, 2008.  An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income.   Noninterest income increased due primarily to higher deposit account service charges.  Deposit account service charges increased as a result of a more aggressive program of assessing non-sufficient fund fees to our customers.

Table 8:  Noninterest Income Summary

Year Ended March 31, (Dollars in thousands)	2009	2008	$ Change	% Change
Loan service charges	$20	$24	$(4)	(16.87)%
Service charges on deposit accounts	157	133	24	17.85
Other	20	18	2	9.53
Total	$197	$175	$22	12.20%

Noninterest Expense. All categories of noninterest expense were higher, except compensation and benefits and supplies expense. Compensation and benefits decreased primarily as a result of lower costs related to the Bank’s multi-employer retirement plan, lower health insurance expenses and a lower ESOP expense.  Retirement plan expenses decreased due to lower plan contributions required as a result of higher investment returns in the defined benefit plan. Health care costs declined as a result of our decision to change providers which has resulted in a cost savings. Equipment and data processing increased as a result of higher depreciation expense on computer equipment and higher data processing costs as a result of a new internet banking system, implementation of the Check 21 program and upgrades to data lines.

              FDIC premium expense increased due to the growth of the Bank and a higher risk-based assessment which considers the supervisory rating and certain financial ratios of each financial institution.  See also, “Item 1A-Risk Factors-Future FDIC Assessments Will Hurt Our Earnings.”

             Other noninterest expense increased due primarily to higher real estate taxes, maintenance expenses and utility costs on foreclosed real estate, a provision for loss on foreclosed real estate of $28,000 and modest increases in various other expenses.

Table 9:  Noninterest Expense Summary

Year Ended March 31, (Dollars in thousands)	2009	2008	$ Change	% Change

Compensation and benefits	$1,033	$1,179	$(146)	(12.40)%
Occupancy expense	114	100	14	14.33
Equipment and data processing	363	328	35	10.52
FDIC premium expense	50	7	43	626.75
Advertising	44	39	5	13.79
Supplies expense	32	37	(5)	(12.19)
Professional and regulatory fees	152	138	14	10.21
Other	248	174	74	42.08
Total	$2,036	$2,002	$34	1.73%

Income Taxes. Income taxes were $171,000 for 2009, reflecting an effective tax rate of 38.8%, compared to $28,000 for 2008, reflecting an effective tax rate of 28.3%.  Income taxes increased due to higher pre-tax earnings.

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

Table 10:  Average Balance Table

	Years Ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$82,454	$4,969	6.03%	$81,084	$4,880	6.02%
Stock in FHLB of Chicago	1,660	-	-	1,660	13	0.79
Other interest-earning assets	4,082	28	0.69	2,756	115	4.17
Total interest-earning assets	88,196	4,997	5.67	85,500	5,008	5.86

Noninterest-earning assets	2,852			2,164
Total assets	91,048			87,664

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$4,353	$22	0.51%	$4,413	$23	0.52%
Savings accounts	7,482	50	0.67	7,243	49	0.65
Money market accounts	4,628	118	2.55	2,683	82	3.12
Certificates of deposit	42,396	1,668	3.93	40,559	1,890	4.66
Total interest-bearing deposits	58,859	1,858	3.16	54,898	2,044	3.73

FHLB advances	19,125	799	4.18	20,083	958	4.77
Other borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	$77,984	2,657	3.41	$74,981	3,002	4.00

Noninterest-bearing NOW accounts	2,538			2,456
Other noninterest-bearing liabilities	1,261			1,130
Total liabilities	81,783			78,567

Stockholders’ equity	9,265			9,097
Total liabilities and stockholders’ equity	$91,048			$87,664

Net interest income		$2,340			$2,006
Interest rate spread			2.26%			1.86%
Net interest margin		2.65%			2.35%
Average interest-earning assets to average interest-bearing liabilities	113.09%			114.03%

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

Table 11:  Net Interest Income – Changes Due to Rate and Volume

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008

(Dollars in thousands)	Volume	Rate	Net

Interest income:
Loans receivable	$81	$8	$89
Stock in FHLB of Chicago	-	(13)	(13)
Other interest-earning assets	118	(205)	(87)
Total	199	(210)	(11)

Interest expense:
Passbook accounts	1	-	1
NOW accounts	-	(1)	(1)
MMDA accounts	48	(12)	36
Certificates	90	(312)	(222)
Total deposits	139	(325)	(186)
Advances from FHLB	(44)	(114)	(158)
Total	95	(439)	(344)
Increase in net interest income	$104	$229	$333

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

Table 12:  Nonperforming Assets

	March 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans:
Residential real estate	$1,515	$-
Commercial real estate	158	-
Land	18	-
Consumer	93	64
Total	$1,784	64

Foreclosed real estate – residential	358	386
Other repossessed assets – automobile	6	-
	364	386

Total nonperforming assets	$2,148	$450

Total nonperforming loans to total loans	2.25%	0.08%
Total nonperforming loans to total assets	1.94	0.07
Total nonperforming assets to total assets	2.34%	0.52%

Nonaccrual loans at March 31, 2009 consisted of eight loans secured by single-family properties; two loans secured by commercial real estate; one loan secured by land and nine loans secured by automobiles. The largest lending relationship in the nonaccrual loan category amounted to $437,000, which was secured by one single-family dwelling and commercial real estate. Nonaccrual loans increased as a result of a slowing local and regional economy, job layoffs, divorce and health issues afflicting our borrowers. Foreclosed real estate consists of one single-family residential property. Other repossessed assets consist of one automobile.

We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented above. Interest income that would have been recorded for the year ended March 31, 2009 and 2008 had nonaccruing loans been current according to their original terms amounted to $48,000 and $6,000, respectively.  Income related to nonaccrual loans included in interest income for the year ended March 31, 2009 and 2008 was $21,000 and $5,000, respectively.

At March 31, 2009, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or impaired.

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

Table 13:  Classified Assets

	At March 31,
(Dollars in thousands)	2009	2008

Special mention assets	$-	$-

Substandard assets	2,148	450

Doubtful assets	-	-

Loss assets	-	-
Total classified assets	$2,148	$450

                 Substandard assets, which include all nonperforming assets, were higher due to an increase in nonaccrual loans.

Table 14:  Selected Loan Delinquencies

	March 31,
	2009		2008
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due

One- to four- family	$822	$818	$1,383	$288
Consumer	51	3	103	121
Total	$873	$821	$1,486	$409

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

The allowance for loan losses increased from $124,000 at March 31, 2008 to $165,000 at March 31, 2009.  The Bank’s percentage of allowance for loan losses to total loans increased to 0.21% at March 31, 2009 as compared to 0.16% at March 31, 2008.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

Table 15:  Allocation of Allowance of Loan Losses

	March 31,
	2009		2008
(Dollars in thousands)	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

One- to four- family	$133	87.49%	$75	87.33%
Multi-family	–	1.42	–	1.21
Commercial real estate	2	4.25	8	3.60
Land	–	1.99	–	2.15
Consumer	30	4.85	18	5.71
Unallocated	–	–	23	–
Total allowance for loan losses	$165	100.00%	$124	100.00%

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

Table 16:  Analysis of Loan Loss Experience

	Years Ended March 31,
(Dollars in thousands)	2009	2008

Allowance at beginning of year	$124	$130

Provision for loan losses	59	80

Charge-offs:
One- to four- family	–	(86)
Consumer loans	(18)	(6)
Total charge-offs	(18)	(92)

Recoveries:
One- to four- family	–	6
Consumer loans	–	–
Total recoveries	–	6
Net charge-offs	(18)	(86)

Allowance at end of year	$165	$124

Allowance to nonperforming loans	9.26%	193.75%
Allowance to total loans outstanding at the end of the year	0.21	0.16
Net charge-offs (recoveries) to averageloans outstanding during the year	0.02%	0.11%

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

We use an interest rate sensitivity analysis that we prepare to review our level of interest rate risk.  This analysis measures interest rate risk, by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.  The following table presents the change in the net portfolio value of the Bank at March 31, 2009 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

Table 17:  NPV Analysis

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Estimated $ Amount	$ Change	% Change	NPV Ratio	Change in bp

300bp	$12,550	$423	3.49%	13.85%	114	bp
200	13,221	1,094	9.02	14.22	151
100	13,085	958	7.90	13.82	111
50	13,513	1,386	11.43	13.97	126
0	12,127	-	-	12.71	-
(50)	12,126	(1)	(0.01)	12.71	-
(100)	10,542	(1,585)	(13.07)	11.04	(167)

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $8.9 million.  In addition, at March 31, 2009, we had the ability to borrow up to a total of $33.2 million from the Federal Home Loan Bank of Chicago.  On March 31, 2009, we had $14.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2009, we had fixed-rate mortgage loan commitments of $95,000 outstanding. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2009 totaled $34.0 million, or 72.90% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010.  We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2009, we exceeded all of our regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.  See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements,” and note 9 of  notes to the consolidated financial statements.

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

For the years ended March 31, 2009 and 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Information required by this item is incorporated by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning the directors and executive officers of the Company, the information contained under the sections captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in Sugar Creek Financial Corp.’s Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Proxy Statement, and Part I, Item 1, “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K are incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated by reference.

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

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of March 31, 2009, about Company common stock that may be issued under the Sugar Creek Financial Corp. 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 Annual Meeting of Stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	–	–	44,437

Equity compensation plans not approved by security holders	–	–	–

Total	–	–	44,437

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

Information regarding transactions with related persons is incorporated herein by reference to the sections captioned “Transactions with Related Persons” in the Proxy Statement.

Information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the sections captioned “Item 2 – Ratification of the Independent Registered Public Accounting Firm − Audit and Other Fees” and “Item 2 – Ratification of the Independent Registered Public Accounting Firm − Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)           The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)           All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

3.1	Charter of Sugar Creek Financial (1)
3.2	Bylaws of Sugar Creek Financial (1)
4.0	Stock Certificate of Sugar Creek Financial (2)
10.1	*Tempo Bank Employment Agreement with Robert J. Stroh, Jr., as amended (3)
10.2	*Sugar Creek Financial Employment Agreement with Robert J. Stroh, Jr., as amended (3)
10.3	*Tempo Bank Employment Agreement with Francis J. Eversman, as amended (3)
10.4	*Sugar Creek Financial Employment Agreement with Francis J. Eversman, as amended (3)
10.5	*Tempo Bank Employee Severance Compensation Plan, as amended (3)
10.6	*Sugar Creek Financial Corp. 2007 Equity Incentive Plan (4)
21.0	Subsidiaries of the Registrant
23.0	Consent of Michael Trokey & Company, P.C.
31.0	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Annual Report on Form 10-KSB (File No. 000-52532), filed on June 27, 2007.
(2)
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, (File No. 333-139332) and any amendments thereto.

(3)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Quarterly Report on Form 10-Q (File No. 000-52532), filed on February 10, 2009.
(4)
Incorporated by reference into this document from Appendix A to the Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 000-52532), filed with the Securities and Exchange Commission on October 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUGAR CREEK FINANCIAL CORP.

Date: June 26, 2009	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stroh, Jr.	Chairman, Chief Executive Officer and Chief Financial	June 26, 2009
Robert J. Stroh, Jr.	Officer (principal executive officer and principal financial officer)

/s/ Francis J. Eversman	President, Chief Operating Officer and Director	June 26, 2009
Francis J. Eversman

/s/ Timothy W. Deien	Director	June 26, 2009
Timothy W. Deien

/s/ Timothy P. Fleming	Director	June 26, 2009
Timothy P. Fleming

/s/ Daniel S. Reilly	Director	June 26, 2009
Daniel S. Reilly

/s/ Gary R. Schwend	Director	June 26, 2009
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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2009 is effective.

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
Trenton, Illinois

We have audited the accompanying consolidated balance sheets of Sugar Creek Financial Corp. as of March 31, 2009 and 2008 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sugar Creek Financial Corp. as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of   Sugar Creek Financial Corp.’s internal control over financial reporting as of March 31, 2009 included in the accompanying Management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Michael Trokey & Company, P.C.
St. Louis, Missouri
June 26, 2009

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

 Consolidated Balance Sheets

	March 31,
	2009	2008

Assets
Cash and due from banks	$775,208	607,687
Federal funds sold	5,611,104	929,733
FHLB daily investment account	2,543,514	1,629,805
Cash and cash equivalents	8,929,826	3,167,225
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses of $165,323 at March 31, 2009 and $124,287 at March 31, 2008	79,129,004	79,803,742
Premises and equipment, net	1,130,874	1,036,555
Foreclosed real estate, net of allowance for loss of $28,000 at March 31, 2009	357,847	385,847
Accrued interest receivable on loans	315,727	329,079
Other assets, including prepaid income taxes of $20,646 at March 31, 2008	204,640	223,594
Total assets	$91,728,063	86,606,187

Liabilities and Stockholders' Equity
Deposits	$67,076,374	59,181,449
Accrued interest payable on deposits	193,674	233,399
Advances from FHLB of Chicago	14,000,000	17,000,000
Advances from borrowers for taxes and insurance	310,026	342,017
Other liabilities	254,856	247,438
Accrued income taxes	257,564	-
Deferred tax liability	361,865	436,865
Total liabilities	82,454,359	77,441,168
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,213,361	3,341,901
Treasury stock, at cost, 6,772 shares	(56,157)	-
Common stock acquired by employee stock ownership plan	(302,167)	(325,866)
Retained earnings - substantially restricted	6,409,598	6,139,915
Total stockholders' equity	9,273,704	9,165,019
Total liabilities and stockholders' equity	$91,728,063	86,606,187

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years Ended March 31,
	2009	2008
Interest income:
Loans receivable	$4,968,873	4,880,189
Securities	-	13,051
Other interest-earning assets	27,992	114,894
Total interest income	4,996,865	5,008,134
Interest expense:
Deposits	1,858,051	2,044,657
Advances from FHLB of Chicago	799,542	957,685
Total interest expense	2,657,593	3,002,342
Net interest income	2,339,272	2,005,792
Provision for loan losses	59,007	80,436
Net interest income after provision for loan losses	2,280,265	1,925,356
Noninterest income:
Loan service charges	20,103	24,183
Service charges on deposit accounts	156,795	133,050
Other	19,980	18,242
Total noninterest income	196,878	175,475
Noninterest expense:
Compensation and benefits	1,032,751	1,178,909
Occupancy expense	113,965	99,682
Equipment and data processing	362,908	328,372
FDIC premium expense	50,647	6,969
Advertising	43,826	38,514
Supplies expense	32,456	36,962
Professional and regulatory fees	151,936	137,859
Other	247,867	174,455
Total noninterest expense	2,036,356	2,001,722
Earnings before income taxes	440,787	99,109
Income tax expense	171,104	28,000
Net earnings	$269,683	71,109
Basic and diluted earnings per share	$0.31	0.08
Dividends per share	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended March 31, 2009 and 2008

				Common
		Additional		Stock		Total
	Common	Paid-in	Treasury	Acquired	Retained	Stockholders'
	Stock	Capital	Stock	by ESOP	Earnings	Equity

Balance at March 31, 2007	$-	-	-	-	6,068,806	6,068,806

Net earnings	-	-	-	-	71,109	71,109

Proceeds from sale of common stock after distribution of $50,000 to MHC	9,069	3,342,509	-	(355,490)	-	2,996,088

Amortization of ESOP award	-	(608)	-	29,624	-	29,016

Balance at March 31, 2008	9,069	3,341,901	-	(325,866)	6,139,915	9,165,019

Net earnings	-	-	-	-	269,683	269,683

Repurchase of common stock	-	-	(200,066)	-	-	(200,066)

Amortization of ESOP award	-	(3,257)	-	23,699	-	20,442

Equity incentive plan expense	-	18,626	-	-	-	18,626

Treasury shares used to fund equity incentive plan	-	(143,909)	143,909	-	-	-

Balance at March 31, 2009	$9,069	3,213,361	(56,157)	(302,167)	6,409,598	9,273,704

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$269,683	71,109
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation	106,018	90,303
ESOP expense	20,442	29,016
Equity incentive plan expense	18,626	-
Amortization of deferred loan fees, net	(34,173)	(24,211)
Provision for loan losses	59,007	80,436
Provision for losses on foreclosed real estate	28,000	-
Decrease (increase) in accrued interest receivable	13,352	(11,838)
Decrease (increase) in other assets	18,954	393,811
Increase (decrease) in:
Accrued interest on deposits	(39,725)	(11,248)
Other liabilities	7,418	86,135
Accrued income taxes	257,564	-
Deferred income tax liability	(75,000)	16,000
Net cash provided by (used for) operating activities	650,166	719,513
Cash flows from investing activities:
Net change in loans receivable	649,904	(306,501)
Purchase of premises and equipment	(200,337)	(259,960)
Additions to foreclosed real estate	-	(18,340)
Net cash provided by (used for) investing activities	449,567	(584,801)
Cash flows from financing activities:
Net increase (decrease) in deposits	7,894,925	(4,988,778)
Increase (decrease) in advances from borrowers for taxes and insurance	(31,991)	66,496
Proceeds from advances from FHLB	19,500,000	22,000,000
Repayment of advances from FHLB	(22,500,000)	(24,000,000)
Proceeds from sale of common stock, net	-	2,996,088
Repurchase of common stock	(200,066)	-
Net cash provided by (used for) financing activities	4,662,868	(3,926,194)
Net increase (decrease) in cash and cash equivalents	5,762,601	(3,791,482)
Cash and cash equivalents at beginning of year	3,167,225	6,958,707
Cash and cash equivalents at end of year	$8,929,826	3,167,225
Supplemental disclosures - cash paid (received):
Interest on deposits and advances from FHLB	$2,710,167	3,016,701
Federal and state income taxes	$(31,755)	36,158
Real estate and repossessions acquired in settlement of loans	$47,299	540,507

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended March 31, 2009 and 2008

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

b. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and the FHLB daily investment account, all with original maturities of three months or less. Interest-bearing funds in cash and cash equivalents were $7,704,618 and $2,108,632 at March 31, 2009 and 2008, respectively.

c. Stock in Federal Home Loan Bank of Chicago ("FHLBC") is recorded at cost, which represents historical redemption value.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem stock or pay dividends.  The FHLBC has not declared a dividend since the second calendar quarter of 2007.  As a result, no dividends on FHLBC stock were accrued at March 31, 2009 or 2008.  At March 31, 2009, $921,000 of the Bank’s FHLBC stock consisted of excess stock.  Excess stock is stock held by members over the amount required as a condition of membership or for borrowings from the FHLBC.  The required investment in the common stock is based upon a percentage of the Bank’s assets and FHLB advances.

FHLBC stock is evaluated for impairment in accordance with Statement of Position 01-06, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others.”  Determination of whether the FHLBC stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value.  The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLBC and the length of time this situation has persisted; the ability of the FHLBC to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLBC.

Management believes that no impairment charge on FHLBC stock is necessary at March 31, 2009.

d. Loans receivable, net are carried at unpaid principal balances, less allowance for losses, net deferred loan fees and loans in process. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109,” effective April 1, 2007.  There was no cumulative effect on adoption of FIN 48.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and penalties related to tax positions in income tax expense.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

On April 3, 2007, the date of the conversion to a public company, the Company adopted SFAS No. 123 (R), “Share-Based Payment,” using the modified prospective method.  Under this method compensation expense is recognized based on the fair value of awards granted, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period, generally defined as the vesting period.

l. Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released, are considered outstanding and stock options and restricted stock to the extent dilutive.  Under the treasury stock method, stock options and restricted stock are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the exercise price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and restricted stock and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

	Years Ended March 31,
	2009	2008

Net earnings	$269,683	71,109

Weighted-average shares - Basic EPS	865,926	872,515
Effect of dilutive stock awards	1,019	-
Weighted-average shares - Diluted EPS	866,945	872,515

Basic earnings per common share	$0.31	0.08
Diluted earnings per common share	$0.31	0.08
Anti-dilutive shares	$-	-

m. The following paragraphs summarize recent accounting pronouncements:

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

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  SFAS No. 160 and SFAS No. 141 (R) were adopted April 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  SFAS No. 161 was adopted April 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.  At March 31, 2009, the Company did not have any derivative instruments nor hedging activities.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.”  The Bank adopted this FSP for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective April 1, 2009.  The FSP did not have a material impact on the Company’s financial condition or results of operation.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157.  This FSP does not apply to Level 1 inputs.  FSP SFAS No. 157 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15,   2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.  FSP SFAS No. 157-4 will be adopted, effective June 30, 2009, and is not expected to have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009.  This FSP amends SFAS No. 115 and other related   guidance.  FSP SFAS No. 115-2 and SFAS No. 124-2 will be adopted, effective June 30, 2009, and is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires public entities to disclose the fair values of financial instruments for interim reporting periods.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods after June 15, 2009.  The Company will adopt this FSP as of June 30, 2009.

In April 2009, the FASB issued FSP SFAS No. 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP amends and clarifies application issues regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP SFAS No. 141 (R)-1 is effective for business combinations that occur during the first annual reporting period beginning after December 15, 2008.  FSP SFAS No. 141 (R)-1 was adopted April 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes principles for accounting for and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets- an amendment of SFAS No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).”  SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding a transfer of financial assets and its effects.  SFAS No. 167 improves financial reporting for companies involved with variable interest entities.  The Company is currently reviewing the applications of SFAS No. 166 and SFAS No. 167.  SFAS No. 166 and SFAS No. 167 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

(3)	Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,
	2009	2008

Real estate loans:
Single-family loans, 1- 4 units	$69,479,059	69,903,270
Multi-family	1,123,570	966,253
Commercial real estate	3,374,589	2,885,924
Land	1,584,414	1,723,060
Automobile loans	2,313,744	2,521,802
Home equity loans	1,158,382	1,526,650
Loans secured by deposit accounts	382,815	520,904
Fresh Start Loans	-	280
	79,416,573	80,048,143
Allowance for losses	(165,323)	(124,287)
Deferred loan fees, net	(122,246)	(120,114)
	$79,129,004	79,803,742

Weighted-average rate	6.06%	6.07%

Balloon and adjustable-rate loans in the loan portfolio amounted to $36,642,921 and $35,510,283 at March 31, 2009 and 2008, respectively.

The Bank originates single-family loans and home equity loans with high loan to value ratios exceeding 90 percent which amounted to $796,773 at March 31, 2009.

Following is a summary of activity in allowance for losses:

	Years Ended March 31,
	2009	2008
Balance, beginning of year	$124,287	130,000
Loan charge-offs	(17,971)	(92,073)
Recoveries	-	5,924
Provision for loan losses	59,007	80,436
Balance, end of year	$165,323	124,287

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Following is a summary of activity for loans to directors, executive officers and associates of such persons for the year ended March 31, 2009:

Balance, beginning of year	$3,438,062
Additions	984,500
Repayments	(666,493)
Balance, end of year	$3,756,069

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

There were no impaired loans under SFAS No. 114 at March 31, 2009 or 2008.

Following is a summary of nonperforming loans:

	March 31,
	2009	2008

Nonaccrual loans	$1,784,513	64,009
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	$1,784,513	64,009

Allowance for losses on nonperforming loans	$20,116	6,401

Nonperforming loans with no allowance	$1,723,678	-

Average balance of nonperforming loans	$1,043,128	574,500

During the year ended March 31, 2009, the amount of interest income recognized on nonperforming loans and the amount if such loans had been current during the period of impairment was $21,174 and $48,033, respectively.

(4)	Premises and Equipment, Net
Premises and equipment, net are summarized as follows:
	March 31,
	2009	2008

Land	$243,041	243,041
Land for possible future branch location	152,263	-
Office buildings and improvements	1,381,004	1,334,924
Furniture and equipment	610,852	679,511
	2,387,160	2,257,476
Less accumulated depreciation	1,256,286	1,220,921
	$1,130,874	1,036,555
Depreciation expense for 2009 and 2008 was $106,018 and $90,303, respectively.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(5)	Deposits
Deposits are summarized as follows:

	March 31,
Description and Interest Rate	2009	2008

Non-interest bearing NOW accounts	$3,148,703	2,620,292
NOW accounts, .50% and .50%	4,211,007	4,420,144
Savings accounts, .69% and .67%	7,720,796	7,277,525
Money market accounts, 2.26% and 2.65%	5,354,694	3,323,884
Total transaction accounts	20,435,200	17,641,845
Certificates:
1.01 - 2.00%	706,918	709,466
2.01 - 3.00%	10,351,759	3,099,180
3.01 - 4.00%	24,232,763	5,832,531
4.01 - 5.00%	9,899,140	17,976,853
5.01 - 6.00%	1,450,594	13,921,574
Total certificates, 3.58% and 4.55%	46,641,174	41,539,604
Total deposits	$67,076,374	59,181,449

Weighted-average rate - total deposits	2.78%	3.46%

The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2009 were $5,784,630 and $12,175,320, respectively.  The aggregate amount of transaction accounts and certificates in denominations of $100,000 or more at March 31, 2008 were $3,697,238 and $9,859,191 respectively.

Certificate maturities are summarized as follows:
	March 31,
	2009	2008

First year	$34,000,065	32,297,607
Second year	9,278,507	6,835,117
Third year	2,935,569	2,193,007
Fourth year	205,348	12,832
Fifth year	221,685	201,041
	$46,641,174	41,539,604

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Interest expense on deposits is summarized as follows:
	Years Ended March 31,
	2009	2008
NOW accounts	$21,607	22,975
Savings accounts	50,593	49,466
Money market deposit accounts	117,720	81,860
Certificates	1,668,131	1,890,356
	$1,858,051	2,044,657

(6)	Advances from FHLB of Chicago
Advances from FHLB of Chicago are summarized as follows:
		March 31,
Final Maturity Date	Interest Rate	2009	2008

Daily	2.92%	$-	1,000,000
October 10, 2008	5.16%	-	2,000,000
October 13, 2009	4.78%	3,000,000	3,000,000
November 28, 2011	4.96%	2,000,000	2,000,000
December 22, 2011	4.95%	4,000,000	4,000,000
February 13, 2017	4.71%	5,000,000	5,000,000
		$14,000,000	17,000,000

Weighted-average rate		4.83%	4.82%

All advances from FHLB are fixed rate at March 31, 2009.  At March 31, 2009 advances from FHLB were secured by FHLB stock and mortgage loans of $50.9 million.  At March 31, 2008 advances from FHLB were secured by FHLB stock and mortgage loans of $52.0 million.

(7)	Income Taxes
The Bank used the experience method bad debt deduction for all periods covered by the financial statements.  The Bank’s tax bad debt reserves at March 31, 2009 and 2008 were approximately $888,000.  The estimated deferred tax liability on such amount is approximately $302,000, which has not been recorded in the accompanying consolidated financial statements.  If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The provision for income taxes differs from the Federal statutory corporate tax rate of 34% as follows:

	Percentage of earnings
	before income taxes
	Years Ended March 31,
	2009	2008

Federal statutory income tax rate	34.0%	34.0%
Increases in tax rate:
State taxes, net of Federal tax benefit	4.6	4.8
Surtax exemption	-	(11.9)
Other, net	0.2	1.4
Tax rate	38.8%	28.3%

The components of the net deferred tax liability are summarized as follows:

	March 31,
	2009	2008

Deferred tax liabilities:
FHLB stock dividends	$129,548	129,548
Deferred loan costs	3,807	4,998
Tax over book depreciation	193,523	229,585
Accrued income and expense	113,960	123,708
Other	4,318	1,443
Total deferred tax liabilities	445,156	489,282
Deferred tax assets:
Allowance for loss- loans and foreclosed real estate	(75,396)	(48,472)
Book over tax ESOP expense	(7,895)	(3,945)
Total deferred tax assets	(83,291)	(52,417)
Net deferred tax liability	$361,865	436,865

Income taxes are summarized as follows:
	Years Ended March 31,
	2009	2008

Current:
Federal	$202,104	8,000
State	44,000	4,000
	246,104	12,000
Deferred:
Federal	(62,000)	13,000
State	(13,000)	3,000
	(75,000)	16,000
Total income taxes	$171,104	28,000

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company adopted the provisions of FIN 48, effective April 1, 2007.  No adjustments were recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as State of Illinois income taxes.  Tax years ending March 31, 2007 through March 31, 2009 remain open to examination by these jurisdictions.  At March 31, 2009, there was no accrual for uncertain tax positions or related interest.

(8)	Employee Benefits
The Bank participates in an industry-wide retirement plan, which covers substantially all employees.    Since this is a multiemployer plan, the plan’s administrators are unable to determine the actuarial present value of benefits attributable to the Bank’s participants.  The unfunded pension liability of the Bank was approximately $140,000 and $227,000 at June 30, 2008 (the most recent report available), and June 30, 2007, respectively.  Pension expense was $122,108 and $205,251 for the years ended March 31, 2009 and 2008, respectively.

The Bank has a defined contribution plan which covers substantially all employees.  Participants may contribute up to 20% of salary, subject to Internal Revenue Code limitations.  The Bank matches the employee contribution, up to 4% of salary.  Participants are fully vested after four years of service.  Plan expense was $25,542 and $26,005 for the years ended March 31, 2009 and 2008, respectively.

In conjunction with the stock offering, $355,490 was loaned by the Company to a trust for the ESOP, enabling it to acquire 35,549 shares of common stock.  Eligible employees in the ESOP are those who also participated in the Bank’s defined contribution plan as of April 3, 2007 and employees hired thereafter which complete at least 1000 hours of service during the plan year, which begins January 1.  Participant benefits become fully vested upon completion of 3 years of service; participants will be 0% vested prior to that time.  The Bank makes annual contributions equal to the ESOP's debt service, less dividends on unallocated shares used to repay the loan.  Dividends on allocated ESOP shares are paid to participants and charged to retained earnings.  The ESOP shares are pledged as collateral on the loan.  As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.  ESOP expense for the year ended March 31, 2009 and March 31, 2008 was $20,442 and $29,016, respectively.

The number of ESOP shares allocated, shares released for allocation and unreleased shares at March 31, 2009 were 4,740, 593 and 30,216, respectively.  The number of ESOP shares allocated, shares released for allocation and unreleased shares at March 31, 2008 were 2,370, 593 and 32,586, respectively. The fair value of unreleased ESOP shares at March 31, 2009 and March 31, 2008 was $220,577 and $296,533, respectively.

On November 19, 2007 stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”).  Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock.

On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company.  Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Years Ended March 31,
	2009	2008

Pre-tax	$18,626	-
After-tax	11,362	-
Basic and diluted earnings per share	$0.01	-

At March 31, 2009, the total unrecognized expense related to restricted stock awards was   approximately $122,000 and is expected to be recognized over the weighted-average period of 4.25 years.

A summary of the Company’s non-vested stock award activity for the period ended March 31, 2009 is as follows:

Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Nonvested at March 31, 2008	-	$-

Granted	17,774	7.90
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2009	17,774	$7.90

(9)	Stockholders’ Equity and Regulatory Capital
On April 3, 2007, the Bank completed its reorganization into a two-tier holding company structure and the Company completed its initial public offering.  As part of the reorganization, the Bank became a capital stock savings bank and a wholly-owned subsidiary of the Company, which became a majority-owned subsidiary of the MHC.  In connection with the offering, the Company sold 408,095 shares, or 45% of its common stock, to eligible depositors of the Bank, an employee stock ownership plan and members of the general public at a price of $10 per share.  In addition, the Company issued 498,784 shares, or 55% of its common stock, to the MHC.  Total shares issued and outstanding on April 3, 2007 were 906,879.  Net proceeds from the sale of common stock were $3,046,088 after deduction of conversion costs of $679,372, and unearned compensation of $355,490 related to shares issued to the ESOP.  Net proceeds contributed to the MHC, Company and Bank were $50,000, $76,285 and $2,919,803, respectively.

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

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

At March 31, 2009, the Bank met all capital adequacy requirements.  The Bank is also subject to the regulatory framework for prompt corrective action.  At March 31, 2009 and 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since the aforementioned notifications that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios at March 31, 2009 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,910	9.7%	$1,376	1.5%
General valuation allowance	165
Total capital to risk-weighted assets	$9,075	18.7%	$3,883	8.0%	$4,854	10.0%

Tier 1 capital to risk-weighted assets	$8,910	18.4%	$1,941	4.0%	$2,912	6.0%

Tier 1 capital to total assets	$8,910	9.7%	$3,669	4.0%	$4,586	5.0%

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

The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.  The Company minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis.  Generally, collateral held by the Company consists of a first or second mortgage on the borrower’s property.  Loan commitments to originate fixed-rate mortgage loans were $95,000 and $616,000 at March 31, 2009 and 2008, respectively.

(11)	Contingencies
At March 31, 2009 and 2008, there were no known pending litigation or other claims that management believes will be material to the Company’s financial position.

(12)	Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

Effective April 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until April 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs.  For debt securities, the Bank obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  The types of loans for which impairment is measured include nonaccrual income property loans, large nonaccrual single- family loans and troubled debt restructurings.  Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral and estimated selling costs.

At March 31, 2009, the Company did not have any available for sale securities or impaired loans.

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values shown below:

.	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
.	Stock in FHLB of Chicago is valued at cost, which represents historical redemption value and approximates fair value.
.	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.
.	The carrying amounts of accrued interest receivable and payable approximate fair value.
.	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.
.	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	March 31,		March 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$8,929,826	8,929,826	3,167,225	3,167,225
Stock in FHLB of Chicago	1,660,145	1,660,145	1,660,145	1,660,145
Loans receivable, net	79,129,004	82,770,610	79,803,742	82,101,558
Accrued interest receivable	315,727	315,727	329,079	329,079
Deposits	67,076,374	66,748,824	59,181,449	58,760,147
Accrued interest on deposits	193,674	193,674	233,399	233,399
Advances from FHLB of Chicago	$14,000,000	14,825,091	17,000,000	17,598,880

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

The following balance sheets, statements of earnings and statements of cash flows for Sugar Creek Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	March 31,
	2009	2008
Assets

Cash and cash equivalents	$30,809	21,394
Investment in Bank	8,909,784	8,782,432
ESOP note receivable	322,411	335,981
Accrued interest receivable	6,559	6,911
Other assets	5,786	55,563
Total assets	$9,275,349	9,202,281

Liabilities and Stockholder's Equity

Other liabilities	$1,645	37,262
Common stock	9,069	9,069
Additional paid-in capital	3,213,361	3,341,901
Treasury stock	(56,157)	-
Retained earnings - substantially restricted	6,409,598	6,139,915
Common stock acquired by ESOP	(302,167)	(325,866)
Total stockholder's equity	9,273,704	9,165,019
Total liabilities and stockholder's equity	$9,275,349	9,202,281

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Statements of Earnings

		April 3, 2007
	Year Ended	to
	March 31, 2009	March 31, 2008

Interest income:
Interest income on ESOP note receivable	$27,442	28,766
Interest income - Tempo Bank	2,796	1,838
Total interest income	30,238	30,604
Dividend from Bank	200,000	-
Noninterest expense	59,884	98,792
Earnings (loss) before income taxes and equity in undistributed earnings of Bank	170,354	(68,188)
Income tax benefit	(11,045)	(19,000)
Net earnings (loss) before equity in undistributed earnings of Bank	181,399	(49,188)
Equity in undistributed earnings of Bank	88,284	120,297
Net earnings	$269,683	71,109

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Statements of Cash Flows

		April 3, 2007
	Year Ended	to
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$269,683	71,109
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Equity in undistributed net earnings of Bank	(88,284)	(120,297)
Decrease (increase) in accrued interest receivable	352	(6,911)
Decrease (increase) in other assets	49,777	(55,563)
Increase (decrease) in other liabilities	(35,617)	37,262
Net cash provided by (used for) operating activities	195,911	(74,400)
Cash flow from investing activities:
Investment in Bank	-	(2,564,313)
Loan to ESOP to finance shares	-	(355,490)
Repayment of ESOP loan	13,570	19,509
Net cash provided by (used for) investing activities	13,570	(2,900,294)
Cash flow from financing activities:
Proceeds from sale of common stock, net	-	2,996,088
Repurchase of common stock	(200,066)	-
Net cash provided by (used for) financing activities	(200,066)	2,996,088
Net increase in cash and cash equivalents	9,415	21,394
Cash and cash equivalents at beginning of period	21,394	-
Cash and cash equivalents at end of period	$30,809	21,394