Form 10-Q
period 2009-06-30
Sugar Creek Financial Corp
filed 2009-08-11
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 899,009 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

i

Part I.  Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
Assets	2009	2009

Cash and due from banks	$620,137	775,208
Federal funds sold	5,551,749	5,611,104
FHLB daily investment account	4,794,053	2,543,514
Cash and cash equivalents	10,965,939	8,929,826
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $205,323 at June 30, 2009 and $165,323 at March 31, 2009	77,253,487	79,129,004
Premises and equipment, net	1,107,573	1,130,874
Foreclosed real estate, net of allowance for losses of $28,000 at June 30, 2009
and March 31, 2009	485,811	357,847
Accrued interest receivable on loans	292,348	315,727
Other assets	154,513	204,640
Total assets	$91,919,816	91,728,063

Liabilities and Stockholders' Equity
Deposits	$67,319,026	67,076,374
Accrued interest payable on deposits	186,637	193,674
Advances from FHLB of Chicago	14,000,000	14,000,000
Advances from borrowers for taxes and insurance	428,594	310,026
Other liabilities	285,012	254,856
Income taxes payable	394,283	619,429
Total liabilities	82,613,552	82,454,359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares
authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,218,927	3,213,361
Treasury stock, at cost, 6,772 shares	(56,157)	(56,157)
Common stock acquired by employee stock ownership plan	(296,242)	(302,167)
Retained earnings - substantially restricted	6,430,667	6,409,598
Total stockholders' equity	9,306,264	9,273,704
Total liabilities and stockholders' equity	$91,919,816	91,728,063

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Interest income:
Loans receivable	$1,172,696	1,217,877
Securities	-	-
Other interest-earning assets	2,333	9,191
Total interest income	1,175,029	1,227,068
Interest expense:
Deposits	451,759	490,702
Advances from FHLB of Chicago	170,903	206,493
Total interest expense	622,662	697,195
Net interest income	552,367	529,873
Provision for loan losses	40,000	-
Net interest income after provision for loan losses	512,367	529,873
Noninterest income:
Loan service charges	6,343	4,556
Service charges on deposit accounts	36,939	35,116
Other	5,546	4,898
Total noninterest income	48,828	44,570
Noninterest expense:
Compensation and benefits	272,896	263,567
Occupancy expense	27,370	22,203
Equipment and data processing	66,477	95,051
FDIC premium expense	55,272	1,628
Advertising	5,028	8,997
Supplies expense	9,551	13,439
Professional and regulatory fees	40,029	33,378
Other	46,648	43,563
Total noninterest expense	523,271	481,826
Earnings before income taxes	37,924	92,617
Income tax expense	16,855	32,836
Net earnings	$21,069	59,781
Basic and diluted earnings per share	$0.02	0.07
Dividends per share	$0.00	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$21,069	59,781
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation	25,257	26,498
ESOP expense	4,519	5,182
Equity incentive plan expense	6,972	-
Amortization of deferred loan fees, net	(11,554)	(6,447)
Provision for loan losses	40,000	-
Decrease (increase) in accrued interest receivable	23,379	(3,070)
Decrease in other assets	50,127	89,685
Increase (decrease) in:
Accrued interest on deposits	(7,037)	(15,135)
Other liabilities	30,156	(80,326)
Income taxes payable	(225,146)	12,190
Net cash provided by (used for) operating activities	(42,258)	88,358
Cash flows from investing activities:
Net change in loans receivable	1,719,107	(2,651,117)
Purchase of premises and equipment	(1,956)	(191,129)
Net cash provided by (used for) investing activities	1,717,151	(2,842,246)
Cash flows from financing activities:
Net increase in deposits	242,652	118,015
Increase in advances from
borrowers for taxes and insurance	118,568	127,803
Proceeds from advances from FHLB	-	2,500,000
Net cash provided by (used for) financing activities	361,220	2,745,818
Net increase (decrease) in cash and cash equivalents	2,036,113	(8,070)
Cash and cash equivalents at beginning of period	8,929,826	3,167,225
Cash and cash equivalents at end of period	$10,965,939	3,159,155
Supplemental disclosures - cash paid (received):
Interest on deposits and advances from FHLB	$631,612	713,410
Federal and state income taxes	$242,000	-
Real estate and repossessions acquired in settlement of loans	$127,964	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements
Three Months Ended June 30, 2009 and 2008

 (1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

Sugar Creek Financial Corp. (the “Company”) was organized as a federal corporation at the direction of Tempo Bank (the “Bank”) in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock (408,095 shares) to the public, and issued 55% of its outstanding shares of common stock (498,784 shares) to Sugar Creek MHC (“the MHC”), the mutual holding company of the Bank. The Company loaned $355,490 to a trust for the Employee Stock Ownership Plan (“the ESOP”) enabling the ESOP to purchase 35,549 shares of common stock in the offering for the benefit of the Bank’s employees.  In addition, a contribution of $50,000 was made to capitalize the MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled $679,000.  The Company owns all of the Bank’s capital stock.

(3)        Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding.  ESOP shares, which have been committed to be released within the next twelve months, are considered outstanding.  Stock options, if any, and restricted stock are considered outstanding to the extent dilutive.  Under the treasury stock method, stock options and restricted stock are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the exercise price during the period.  In addition, proceeds from the assumed exercise of dilutive stock options and restricted stock and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

	Three Months Ended
	June 30,
	2009	2008
Net earnings	$21,069	59,781

Weighted-average shares - Basic EPS	870,187	874,589
Effect of dilutive stock awards	848	-
Weighted-average shares - Diluted EPS	871,035	874,589

Basic earnings per common share	$0.02	0.07
Diluted earnings per common share	$0.02	0.07
Anti-dilutive shares	$-	-

4)         Equity Incentive Plan

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

            A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Three Months Ended
	June 30,
	2009	2008
Pre-tax	$6,972	-
After-tax	4,253	-
Basic and diluted earnings per share	$0.00	-

             At June 30, 2009, the total unrecognized expense related to restricted stock awards was   approximately $116,000 and is expected to be recognized over the weighted-average period of 4.00 years.

Non-vested stock awards activity for the three months ended June 30, 2009 is summarized as follows:

Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value
Nonvested at March 31, 2009	-
Granted	17,774	$7.90
Vested	-
Forfeited	-
Nonvested at June 30, 2009	17,774	$7.90

5)       Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The Company follows the provisions of Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), “Fair Value Measurements,” for financial assets and liabilities.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs.  For debt securities, the Bank obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.  The Company had no debt securities at June 30, 2009.

Impaired loans, as defined under Statement of Financial Accounting Standard No. 114 (“SFAS No. 114”), are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  The types of loans for which impairment is measured include nonaccrual income property loans, large nonaccrual single- family loans and troubled debt restructurings.  Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral and estimated selling costs.

At June 30, 2009, the Company did not have any available for sale securities or impaired loans under SFAS No. 114.

Non-financial assets measured on a non-recurring basis include foreclosed real estate of $486,000 at June 30, 2009.  There was no provision for losses on these assets during the three months ended June 30, 2009.

Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values shown below:

•	Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•
Stock in FHLB of Chicago (“FHLBC”) is valued at cost, which represents historical redemption value and approximates fair value.  The FHLBC has suspended redemption of FHLBC stock.  See “Balance Sheet Analysis – Investments”.

•	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

•	The carrying amounts of accrued interest receivable and payable approximate fair value.

•	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.

•	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

	June 30,		March 31,
	2009		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$10,965,939	10,965,939	8,929,826	8,929,826
Stock in FHLB of Chicago	1,660,145	1,660,145	1,660,145	1,660,145
Loans receivable, net	77,253,487	80,723,580	79,129,004	82,770,610
Accrued interest receivable	292,348	292,348	315,727	315,727
Deposits	67,319,026	67,259,582	67,076,374	66,748,824
Accrued interest on deposits	186,637	186,637	193,674	193,674
Advances from FHLB of Chicago	$14,000,000	14,715,734	14,000,000	14,825,091

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

General

Sugar Creek Financial Corp. is the holding company for Tempo Bank. Tempo Bank operates from two offices in Trenton and Breese, Illinois. Tempo Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate single-family residential real estate loans, commercial and multi-family real estate loans, undeveloped land loans, and, to a lesser extent, consumer loans.

Overview – Financial Highlights

Financial Condition. Total assets at June 30, 2009 were $91.9 million compared to $91.7 million at March 31, 2009. Cash and cash equivalents increased by $2.0 million during the three month period.  This increase was partially offset by a $1.9 million decrease in loans receivable.  Deposits increased by $243,000.  Cash and cash equivalents increased to $11.0 million at June 30, 2009 primarily due to loan repayments.

Operating Results. Net earnings for the three months ended June 30, 2009 were $21,000 compared to net earnings of $60,000 for the same period in 2008. The decrease in net earnings for the quarter was primarily due to increases in the provision for loan losses and FDIC premium expense, partially offset by higher net interest income.

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

Balance Sheet Analysis

Cash and Cash Equivalents. Cash and cash equivalents increased by $2.0 million to $11.0 million at June 30, 2009, as loan repayments were temporarily invested in the Federal Home Loan Bank of Chicago (“FHLBC”) daily investment account, which are not insured by the Federal Deposit Insurance Corporation (“FDIC”) or any other U.S. Government agency, and in secured federal funds sold.

Investments. The Bank is a member of the FHLBC, from which we borrow to fund our operations. As a member, we are required to own stock in the FHLBC. In addition, we maintain excess or voluntary stock, which is stock held in excess of the amount required as a condition of membership or for borrowings. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board Office of Supervision which limits the ability of the FHLBC to redeem excess or voluntary stock or to pay dividends. The FHLBC has not declared or paid a dividend since the second quarter of 2007 citing regulatory requirements, continuing pressure on net interest income, projected earnings levels, and market conditions.

At June 30, 2009, we owned $1.7 million of FHLBC stock, of which $914,000 was considered excess or voluntary stock. Tempo Bank expects to redeem a majority of its excess or voluntary stock, when such redemptions are allowed by the FHLBC.  At the present time, such redemption date is uncertain.

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

Management believes that no impairment charge on the FHLBC stock is necessary at June 30, 2009.

Loans Receivable, Net.   Loans receivable, net of allowance for loan losses, decreased to $77.3 million at June 30, 2009 from $79.1 million at March 31, 2009.  The decrease consisted primarily of loan repayments on one-to four-family residential real estate loans.

Nonaccrual loans decreased by $52,000 to $1.73 million at June 30, 2009 compared to $1.78 million at March 31, 2009.  The largest nonaccrual loan category at June 30, 2009 consisted of seven single-family loans aggregating $1.7 million.  Nonaccrual loans resulted from a slowing local and regional economy, job layoffs, divorce and health issues afflicting our borrowers.  There were no troubled debt restructurings, loans 90 days or more past due and still accruing or impaired loans under SFAS No. 114 at either date.

Nonperforming Assets

	June 30,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans:
Residential real estate	$1,666	$1,515
Commercial real estate	—	158
Land	—	18
Consumer	66	93
Total	1,732	1,784
Foreclosed real estate – residential (1)	486	358
Other repossessed assets – autos (2)	6	6
Total nonperforming assets	$2,224	$2,148
Total nonperforming loans to total loans	2.23%	2.25%
Total nonperforming loans to total assets	1.88%	1.94%
Total nonperforming assets to total assets	2.42%	2.34%

_______________________
(1) Foreclosed real estate at June 30, 2009 consisted of two single-family residences located in O’Fallon and New Baden, Illinois.

(2) Other repossessed assets at June 30, 2009 consist of one automobile.

At June 30, 2009, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.

Premises and Equipment, Net.  Premises and equipment, net decreased $23,000 to $1.1 million at June 30, 2009 primarily as a result of depreciation expense.

            Accrued Interest Receivable on Loans.  Accrued interest receivable on loans decreased by $23,000 to $292,000 at June 30, 2009 due to the timing of interest receipts and a lower portfolio balance.

            Other Assets.  At June 30, 2009, other assets decreased to $155,000 at June 30, 2009 from $205,000 at March 31, 2009 due primarily to the timing and payment of certain prepaid items.

Deposits. Deposit balances increased slightly to $67.3 million at June 30, 2009 from $67.1 million at March 31, 2009.  Deposits increased, in part, due to interest credited to accounts less withdrawal activity during the period.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances remained steady at $14.0 million at June 30, 2009 as compared with March 31, 2009.

Other Liabilities.  Advances from borrowers for taxes and insurance increased by $119,000 to $429,000 at June 30, 2009 due to deposits made by borrowers for real estate taxes and insurance.  Other liabilities increased by $30,000 to $285,000 at June 30, 2009 as a result of timing and payment of certain accrual items.  Income taxes payable decreased by $225,000 to $394,000 at June 30, 2009 due to the timing of income tax payments.

Results of Operations for the Three Months Ended June 30, 2009 and 2008.

Net Interest Income.  Net interest income increased by $22,000 to $552,000 for the three months ended June 30, 2009 from $530,000 for the three months ended June 30, 2008.  The increase is due primarily to an improved interest rate spread.  The interest rate spread increased 6 basis points from the comparable period in 2008 to 2.13%, primarily as a result of a 69 basis point decline in the rate paid on deposits.

Interest Income. Interest income decreased $52,000 to $1.2 million for the three months ended June 30, 2009.  The decrease was due largely to a reduction in the average balance of loans of $3.3 million for the June 2009 quarter, when compared to the same period a year ago.

            The $1.7 million investment in FHLBC stock continues to earn no dividends.  The Bank does not expect to receive cash or stock dividends on the FHLBC stock for the foreseeable future.

            Lower rates of return on other interest-earning funds, partially offset by higher balances, further contributed to the decrease in interest income.  The average yield on over-night funds decreased 188 basis points to .09% for the quarter ended June 30, 2009.  The average balance of over-night funds increased to $9.1 million for the current quarter, compared to $1.8 million for the June 2008 quarter.

Interest Expense. Interest expense decreased by $74,000 to $623,000 for the three months ended June 30, 2009 from $697,000 for the comparable period in 2008. The decrease resulted primarily from a lower average rate paid on deposits and a lower balance of advances from FHLBC.

The average rate on deposits was 2.79% for the current quarter, compared to 3.48% for the June 2008 quarter due to declining market interest rates.   The average balance of deposits increased to $64.7 million for the three months ended June 30, 2009 from $56.5 million for the same period in 2008.  Increases in money market accounts and certificates of deposit resulted from stock market volatility and movement by customers toward the safety of FDIC insured deposits.

The average balance of advances from FHLBC decreased to $14.0 million for the June 2009 quarter, compared to $18.2 million for the comparable period last year.  The average rate on advances from FHLBC increased to 4.89% for the three months ended June 30, 2009 from 4.54% for the same quarter a year ago.

              The following table summarizes average balances and annualized average yields and costs for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$77,892	$1,173	6.02%	$81,156	$1,218	6.00%
Stock in FHLB of Chicago	1,660	-	-	1,660	0	-
Other interest-earning assets	9,122	2	0.09%	1,828	9	1.97%
Total interest-earning assets	88,674	1,175	5.30%	84,644	1,227	5.80%

Noninterest-earning assets	3,112			3,164
Total assets	91,786			87,808

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$4,198	$5	0.48%	$4,177	$5	0.48%
Savings accounts	8,074	14	0.69%	7,328	12	0.66%
Money market accounts	6,390	34	2.13%	3,825	25	2.61%
Certificates of deposit	46,027	399	3.47%	41,168	449	4.36%
Total interest-bearing deposits	64,689	452	2.79%	56,498	491	3.48%

FHLB advances	14,000	171	4.89%	18,167	206	4.54%
Total interest-bearing liabilities	$78,689	$623	3.17%	$74,665	$697	3.73%

Noninterest-bearing NOW accounts	2,377			2,632
Other noninterest-bearing liabilities	1,412			1,305
Total liabilities	82,478			78,602

Stockholders’ equity	9,308			9,206
Total liabilities and stockholders’ equity	$91,786			$87,808

Net interest income		$552			$530
Interest rate spread			2.13%			2.07%

Net interest margin			2.49%			2.50%

Average interest-earning assets to average interest-bearing liabilities	112.69%			113.37%

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

The $40,000 provision for loan losses for the current quarter was necessary due to a local economy that continues to weaken, rising unemployment rates, the increasing number of foreclosures in the Bank’s market area and declining home prices.  No such provision for loan losses was recognized during the June 2008 quarter.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, loan service charges, and other income.  Noninterest income increased for the three month period ended June 30, 2009 to $49,000 from $45,000 for the comparable period last year due primarily to the Bank’s overdraft privilege program, which increased service charges on deposit accounts, and higher loan service charges.

Noninterest Expense.  Noninterest expense includes compensation and benefits, equipment and data processing, occupancy, FDIC premiums, professional and regulatory fees and other expenses.  Noninterest expense increased by $41,000 due primarily to a higher FDIC premium expense.

FDIC premium expense increased by $53,000 to $55,000 for the quarter ended June 30, 2009, compared to $2,000 for the June 2008 quarter.  On May 22, 2009, the FDIC issued a final rule that imposed a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which will be payable to the FDIC on September 30, 2009.  The cost of this special assessment to Tempo Bank was $41,000.  If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the FDIC believes would adversely affect public confidence or to a level close to or below zero, the FDIC may impose an additional special assessment of up to five basis points on each institution’s assets minus Tier 1 capital for the third and fourth quarters of 2009 if deemed necessary.

Equipment and data processing decreased by $29,000 to $66,000 for the three months ended June 30, 2009 as a result of costs associated with implementation of new products in the comparable quarter.

Income Tax Expense.  Income tax expense was $17,000 for the three months ended June 30, 2009 compared to an expense of $33,000 for the three months ended June 30, 2008.  The decrease in tax expense is primarily attributable to lower pre-tax income.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $11.0 million.  In addition, at June 30, 2009, we had the ability to borrow up to a total of $33.2 million from the FHLBC.  At June 30, 2009, the Bank had $14.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2009, we had $26,000 in one single-family loan commitment outstanding.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2009 totaled $32.7 million, or 72.2% of certificates of deposit.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  With the recent action taken by the Federal Reserve’s Federal Open Market Committee to leave the Fed funds and Discount Window rates and their current benchmarks as is, we have been able to attract new money deposits with targeted pricing.  The local deposit market remains extremely competitive with both regional and national banking institutions “buying the market” for liquidity. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At June 30, 2009, the Company had liquid assets of $19,000.

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

Capital Management

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The Bank may not declare or pay a cash dividend, if the effect of such dividends would be to cause the capital of the Bank to be reduced below the aggregate amount required by federal or state law.  The Company may pay a dividend, if and when declared by its Board of Directors.  Any dividends waived by the MHC, are subject to approval by the Office of Thrift Supervision.  Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

On August 3, 2009, the Board of Directors of the Company declared a one-time cash dividend of $.10 per share.  The dividend will be paid on or about September 1, 2009 to stockholders of record, excluding the MHC, as of August 18, 2009.

The Bank’s actual and required capital amounts and ratios at June 30, 2009 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity of the Bank	$8,955	9.7%	$1,379	1.5%
General valuation allowance	205
Total capital to risk-weighted assets	$9,160	19.1%	$3,837	8.0%	$4,797	10.0%

Tier 1 capital to risk-weighted assets	$8,955	18.7%	$1,919	4.0%	$2,878	6.0%

Tier 1 capital to total assets	$8,955	9.7%	$3,677	4.0%	$4,596	5.0%

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

For the three months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

During the quarterly period ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SUGAR CREEK FINANCIAL CORP.

Dated: August 10, 2009	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr. Chairman, Chief Executive Officer and Chief Financial Officer