Form 10-Q
period 2009-09-30
Sugar Creek Financial Corp
filed 2009-11-13
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 11, 2009 there were 899,009 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

Index

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at September 30, 2009 and
	March 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations for the three and six months
	ended September 30, 2009 and 2008 (Unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended
	September 30, 2009 and 2008 (Unaudited)	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures

i

Part I.  Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2009	2009

Assets
Cash and due from banks	$634,259	775,208
Federal funds sold	4,918,730	5,611,104
FHLB daily investment account	3,195,108	2,543,514
Cash and cash equivalents	8,748,097	8,929,826
Stock in Federal Home Loan Bank of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses
of $205,323 at September 30, 2009 and $165,323 at March 31, 2009	76,232,952	79,129,004
Premises and equipment, net	1,114,736	1,130,874
Foreclosed real estate	928,640	357,847
Accrued interest receivable on loans	310,274	315,727
Other assets	147,716	204,640
Total assets	$89,142,560	91,728,063

Liabilities and Stockholders' Equity
Deposits	$64,826,342	67,076,374
Accrued interest payable on deposits	149,068	193,674
Advances from FHLB of Chicago	14,000,000	14,000,000
Advances from borrowers for taxes and insurance	350,380	310,026
Other liabilities	247,475	254,856
Income taxes payable	330,192	619,429
Total liabilities	79,903,457	82,454,359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares
authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,224,225	3,213,361
Treasury stock, at cost, 7,870 shares	(64,118)	(56,157)
Common stock acquired by employee stock ownership plan	(290,317)	(302,167)
Retained earnings - substantially restricted	6,360,244	6,409,598
Total stockholders' equity	9,239,103	9,273,704
Total liabilities and stockholders' equity	$89,142,560	91,728,063

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$1,146,436	1,268,723	$2,319,132	2,486,600
Securities	-	-	-	-
Other interest-earning assets	2,181	12,266	4,514	21,457
Total interest income	1,148,617	1,280,989	2,323,646	2,508,057

Interest expense:
Deposits	406,520	444,056	858,279	934,758
Advances from FHLB	172,781	231,118	343,684	437,611
Total interest expense	579,301	675,174	1,201,963	1,372,369
Net interest income	569,316	605,815	1,121,683	1,135,688
Provision for loan losses	92,846	11,830	137,348	11,830
Net interest income after provision
for loan losses	476,470	593,985	984,335	1,123,858

Noninterest income:
Loan service charges	5,294	5,386	11,637	9,942
Service charges on deposit accounts	36,874	44,488	73,813	79,604
Other	4,983	5,224	10,530	10,122
Total noninterest income	47,151	55,098	95,980	99,668

Noninterest expense:
Compensation and benefits	262,366	236,038	535,262	499,605
Occupancy expense	34,834	28,290	62,204	50,493
Equipment and data processing	82,471	90,190	148,948	185,241
FDIC premium expense	26,517	2,621	81,789	4,249
Advertising	7,537	7,407	12,565	16,404
Supplies expense	5,109	3,773	14,659	17,212
Other	160,362	90,763	242,538	167,704
Total noninterest expense	579,196	459,082	1,097,965	940,908
Earnings (loss) before income taxes	(55,575)	190,001	(17,650)	282,618

Income taxes (benefit)	(11,892)	75,005	(5,237)	107,841

Net earnings (loss)	$(43,683)	114,996	$(12,413)	174,777

Basic and diluted earnings (loss) per share	$(0.05)	0.13	$(0.01)	0.20
Dividends per share	$0.10	0.00	$0.10	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$(12,413)	174,777
Adjustments to reconcile net earnings (loss) to net
cash provided by (used for) operating activities:
Depreciation	51,544	26,498
ESOP expense	8,769	10,051
Equity incentive plan expense	13,945	4,680
Amortization of deferred loan fees, net	(17,194)	(9,146)
Provision for loan losses	137,348	11,830
Provision for losses on foreclosed real estate	12,847	-
Decrease (increase) in accrued interest receivable	5,453	(27,239)
Decrease (increase) in other assets	56,924	69,941
Increase (decrease) in:
Accrued interest on deposits	(44,606)	(45,383)
Other liabilities	(7,381)	(11,961)
Accrued income taxes	(289,237)	115,910
Net cash provided by (used for) operating activities	(84,001)	319,958
Cash flows from investing activities:
Net change in loans receivable	2,192,258	(4,718,384)
Purchase of premises and equipment	(35,406)	(172,135)
Net cash provided by (used for) investing activities	2,156,852	(4,890,519)
Cash flows from financing activities:
Net increase (decrease) in deposits	(2,250,032)	18,323
Increase (decrease) in advances from
borrowers for taxes and insurance	40,354	(108,017)
Proceeds from advances from FHLB	-	13,500,000
Repayment of advances from FHLB	-	(7,500,000)
Dividends paid	(36,941)	-
Repurchase of common stock	(7,961)	(69,855)
Net cash provided by (used for) financing activities	(2,254,580)	5,840,451
Net increase (decrease) in cash and cash equivalents	(181,729)	1,269,890
Cash and cash equivalents at beginning of period	8,929,826	3,167,225
Cash and cash equivalents at end of period	$8,748,097	4,437,115
Supplemental disclosures - cash paid (received):
Interest on deposits and advances from FHLB	$1,248,482	1,410,688
Federal and state income taxes	(5,137)	107,841
Real estate and repossessions acquired in settlement of loans	$583,639	-

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to the Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. Subsequent events have been evaluated through November 12, 2009, which is the date the financial statements were issued.

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

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

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

(3)	Earnings (Loss) Per Share

Earnings (loss) per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released within the next twelve months, are considered outstanding. Stock options, if any, and restricted stock are considered outstanding to the extent dilutive. Under the treasury stock method, stock options and restricted stock are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the exercise price during the period. In addition, proceeds from the assumed exercise of dilutive stock options and restricted stock and related tax benefit are assumed to be used to repurchase common stock at the average market price during the period.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings (loss)	$(43,683)	114,996	$(12,413)	174,777

Weighted-average shares - Basic EPS	869,933	873,546	870,118	874,064
Effect of dilutive stock awards	1,347	-	1,045	-
Weighted-average shares - Diluted EPS	871,280	873,546	871,163	874,064

Basic earnings (loss) per common share	$(0.05)	0.13	$(0.01)	0.20
Diluted earnings (loss) per common share	$(0.05)	0.13	$(0.01)	0.20
Anti-dilutive shares	-	6,093	-	2,518

(4)	Equity Incentive Plan

On November 19, 2007, stockholders approved the Sugar Creek Financial Corp. 2007 Equity Incentive Plan (the “Plan”). Under the Plan, the Company may grant to employees, officers and directors up to 62,211 shares of common stock, including 44,437 shares for stock options and 17,774 shares of restricted stock.

On July 21, 2008, the Board of Directors granted 17,774 shares of restricted stock to officers and directors of the Company. Shares of common stock to fund these awards were repurchased in the open market at an average price of $8.10.

A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pre-tax	$6,973	4,680	13,945	4,680
After-tax	4,253	2,855	8,506	2,855
Diluted earnings (loss) per common share	$0.00	0.00	(0.01)	0.00

At September 30, 2009, the total unrecognized expense related to restricted stock awards was approximately $109,000 and is expected to be recognized over the weighted-average period of 3.75 years.

Non-vested stock awards activity for the six months ended September 30, 2009 is summarized as follows:

Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Nonvested at March 31, 2009	17,774	$7.90
Granted	-
Vested	-
Forfeited	-
Nonvested at September 30, 2009	17,774	$7.90

5)	Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The Company follows the provisions of FASB ASC 820-10, “Fair Value Measurements,” for financial assets and liabilities. FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

 Impaired loans, as defined under FASB ASC 310-10-35, are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans, large nonaccrual single- family loans and troubled debt restructurings. Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral and estimated selling costs.

At September 30, 2009, the Company did not have any available for sale securities or impaired loans under FASB ASC 310-10-35.

Non-financial assets measured on a non-recurring basis include foreclosed real estate of $929,000 at September 30, 2009.

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

.	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.
.	The carrying amounts of accrued interest receivable and payable approximate fair value.
.	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.
.	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

	September 30,		March 31,
	2009	2009	2009	2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$8,748,097	8,748,097	8,929,826	8,929,826
Stock in FHLB of Chicago	1,660,145	1,660,145	1,660,145	1,660,145
Loans receivable, net	76,232,952	79,665,995	79,129,004	82,770,610
Accrued interest receivable	310,274	310,274	315,727	315,727
Deposits	64,826,342	64,878,249	67,076,374	66,748,824
Accrued interest on deposits	149,068	149,068	193,674	193,674
Advances from FHLB of Chicago	$14,000,000	14,659,287	14,000,000	14,825,091

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended September 30, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Overview – Financial Highlights

Financial Condition. Total assets at September 30, 2009 were $89.1 million compared to $91.7 million at March 31, 2009. Asset shrinkage was lead by a $2.9 million decrease in loans receivable caused by prepayments, offset by an increase of $600,000 in real estate owned as two residential properties were acquired by deed-in-lieu of foreclosure. Liability shrinkage was lead by a decrease in deposits of $2.3 million as rate sensitive deposits were withdrawn by customers.  Cash and cash equivalents decreased slightly to $8.7 million during the six month period ended September 30, 2009.

Operating Results. During the six month period ended September 30, 2009 a loss of $12,400 was recorded compared to net earnings of $175,000 for the comparable 2008 period.  The decrease in net earnings for the period was primarily due to an increased loan loss provision of $137,000, increases in FDIC deposit insurance and operations of real estate owned, which are included in other expense.

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

Balance Sheet Analysis

Loans Receivable, Net. Loans receivable, net of allowance for loan losses, decreased to $76.2 million at September 30, 2009 from $79.1 million at March 31, 2009. The decrease consisted primarily of one-to four-family residential real estate loans.

Nonaccrual loans at September 30, 2009 decreased to $307,000 compared to $1.8 million at March 31, 2009. Nonaccrual loans at September 30, 2009 consisted of three single-family loans aggregating $246,000 and eight consumer loans totaling $61,000. At March 31, 2009, there were eight single-family loans aggregating $1.5 million; two loans secured by commercial real estate aggregating $158,000; one loan secured by land for $18,000; and nine consumer loans of $93,000 classified as nonaccrual. Nonaccrual loans continue to be impacted by a slowing local and regional economy, job layoffs, divorce and health issues afflicting our borrowers. There were two single-family troubled debt restructurings totaling $505,000 at September 30, 2009. There were no loans 90 days or more past due and still accruing at either date. Foreclosed real estate consisted of three single-family residential properties. Other repossessed assets consisted of two automobile loans.

	September 30,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans:
Residential real estate	$246	$1,515
Multi-family	-	158
Commercial	-	18
Consumer	61	93
Troubled debt restructurings	505	-
Total nonperforming loans	812	1,784

Foreclosed real estate - residential	941	358
Other repossessed assets - autos	21	6
Total	962	364

Total nonperforming assets	$1,774	$2,148

Total nonperforming loans to total loans	1.05%	2.25%
Total nonperforming loans to total assets	0.91	1.94
Total nonperforming assets to total assets	1.99%	2.34%

At September 30, 2009, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.

For the six-months ended September 30, 2009, the amount of interest income collected (and recognized) on nonperforming loans and the contractual amount due during the period was $8,756 and $5,806, respectively.

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

At September 30, 2009, we owned $1.7 million of FHLBC stock, of which $914,000 was considered excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the FHLBC, Tempo Bank expects to redeem the majority of its excess or voluntary stock as soon as an official redemption policy has been announced by the FHLBC.

Premises and Equipment, Net. Premises and equipment, net decreased $16,000 to $1.1 million at September 30, 2009 as a result of depreciation.

Other Assets. At September 30, 2009, other assets decreased to $148,000 from $205,000 at September 30, 2008 due primarily to the timing and recognition of certain prepaid items.

Deposits. Deposit balances decreased to $64.8 million at September 30, 2009 from $67.1 million at March 31, 2009. Deposits decreased, in part, due to rate sensitive deposits being withdrawn during the period.

Borrowings. We use short-term, cash equivalent FHLB advances as an additional source of liquidity. FHLB advances remained steady at $14.0 million at September 30, 2009 as compared with March 31, 2009.

Other Liabilities. Advances from borrowers for taxes and insurance increased $40,000 to $350,000 at September 30, 2009 due to deposits made by borrowers for real estate taxes and insurance. Other liabilities decreased $7,000 to $247,000 at September 30, 2009 as a result of timing and payment of certain accrual items.

Results of Operations for the Three Months Ended September 30, 2009 and 2008.

Total Interest Income. Total interest income decreased $132,000 to $1.1 million for the three months ended September 30, 2009. The decrease was largely due to a reduction in loans receivable and the significantly lower rates received on other interest-earning assets for the quarter ended September 30, 2009.

Total Interest Expense. Total interest expense decreased by $96,000 to $579,000 for the three months ended September 30, 2009 from $675,000 for the three months ended September 30, 2008. The decrease resulted primarily from lower deposits and advance balances and from lower average rates paid for deposits and borrowings.

Net Interest Income. Net interest income decreased $37,000 to $569,000 for the three months ended September 30, 2009 from $606,000 for the three months ended September 30, 2008. The decrease is due primarily to the lower balances of loans receivable of $76.2 million at September 30, 2009 versus $84.6 million at September 30, 2008.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the quarter ended September 30, 2009, the Bank recorded a provision for loan losses of $93,000. In the comparable period for 2008, the Bank recorded a provision for loan losses of $12,000. The effects of the economic downturn and unemployment are negatively impacting our market area causing an increase in delinquencies and a decrease in collateral values.

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased for the three month period ended September 30, 2009 to $47,000 from $55,000 for the three months ended September 30, 2008 due primarily to lower overdraft privilege fees and loan service charges.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased by $120,000 to $579,000 for the three months ended September 30, 2009 from $459,000 for the three months ended September 30, 2008. Increases in compensation and benefits and occupancy expense contributed $33,000 to the increase. FDIC premiums and other noninterest expenses, primarily real estate owned expenses, increased by $93,000. Real estate owned expenses have increased as a result of real estates tax expense subsequent to foreclosure or acceptance of deeds-in-lieu of foreclosure and real estate owned property repair and maintenance expenses. Other noninterest expenses were minor in comparison and primarily included higher professional fees and costs associated with the Company’s status as a public entity.

Income Taxes. An income tax benefit of $12,000 for the three months ended September 30, 2009 compared to an expense of $75,000 for the three months ended September 30, 2008. The decrease in tax expense is primarily attributable to the lower pre-tax income.Results of Operations for the Six Months Ended September 30, 2009 and 2008.

Results of Operations for the Six Months Ended September 30, 2009 and 2008.

General. The Company recorded a net loss of $12,000 for the six months ended September 30, 2009 compared with net earnings $175,000 at September 30, 2008. The decrease in net earnings for the period was primarily due to an increased loan loss provision of $137,000, increases in FDIC deposit insurance and real estate owned expenses.

The following table summarizes average balances and annualized average yields and costs for the six months ended September 30, 2009 and 2008.

	Six Months Ended September 30,
	2009			2008
(Dollars in thousands)		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$77,053	$2,319	6.02%	$82,310	$2,487	6.04%
Stock in FHLB of Chicago	1,660	-	-	1,660	-	-
Other interest-earning assets	9,297	5	0.11%	3,110	21	1.35%
Total interest-earning assets	88,010	2,324	5.28%	87,080	2,508	5.76%

Noninterest-earning assets	3,396			2,525
Total assets	91,406			89,605

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$4,232	$10	0.47%	$4,247	$11	0.52%
Savings accounts	8,167	29	0.71%	7,323	25	0.68%
Money market accounts	7,440	71	1.91%	4,353	57	2.62%
Certificates of deposit	44,624	748	3.35%	40,544	842	4.15%
Total interest-bearing deposits	64,463	858	2.66%	56,467	935	3.31%

FHLB advances	14,000	344	4.91%	20,250	438	4.33%
Other borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	$78,463	$1,202	3.06%	$76,717	$1,373	3.58%

Noninterest-bearing NOW accounts	2,314			2,405
Other noninterest-bearing liabilities	1,340			1,241
Total liabilities	82,117			80,363

Stockholders’ equity	9,289			9,242
Total liabilities and stockholders’ equity	$91,406			$89,605

Net interest income		$1,122			$1,135
Interest rate spread			2.22%			2.18%

Net interest margin		2.55%			2.61%

Average interest-earning assets to average interest-bearing liabilities	112.17%			113.51%

Total Interest Income. Total interest income decreased $184,000 to $2.3 million for the six months ended September 30, 2009 from $2.5 million for the same period ended September 30, 2008. The decrease was largely due to a reduction in loan receivable balances and the interest rates received on overnight funds.

Total Interest Expense. Total interest expense decreased by $170,000 to $1.2 million for the six months ended September 30, 2009 from $1.4 million for the comparable prior year period. The decline was due to reductions in deposit interest expense and FHLB advance expense.

Net Interest Income. Net interest income decreased by $14,000 to $1.1 million for the six months ended September 30, 2009 from $1.1 million for the six months ended September 30, 2008 as a result of lower average rates on deposits and FHLB advances.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the six month period ended September 30, 2009, we recorded a provision for loan losses of $137,000.

Analysis of Loan Loss Experience.

	Six Months Ended September 30,
(Dollars in thousands)	2009	2008
Allowance at beginning of period	$165	$124

Provision for (recovery of) loan losses	137	12

Charge-offs:
One- to four- family	(98)	-
Consumer loans	-	(6)
Total charge-offs	(98)	(6)

Recoveries:
One- to four- family	-	-
Consumer loans	1	-
Total recoveries	-	-
Net recoveries (charge-offs)	(97)	(6)

Allowance at end of period	$205	$130

Allowance to nonperforming loans	25.25%	33.00%
Allowance to total loans outstanding at end of six month period	0.27%	0.15%
Annualized net charge-offs (recoveries) to average loans outstanding	0.25%	0.01%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other income. Total noninterest income decreased for the six months ended September 30, 2009 to $96,000 from $100,000 for the same period ended September 30, 2008. The decrease was a result of lower overdraft privilege fees offset by an increase in loan service charges.

Noninterest Expense. Noninterest expense includes salaries and employee benefits, equipment and data processing, occupancy and other expenses. Total noninterest expense increased to $1.1 million for the six months ended September 30, 2009 from $941,000 for the same period ended September 30, 2008. Increases in compensation and benefits and occupancy expenses contributed $47,000 to the increase. However, FDIC premiums and other noninterest expenses, primarily real estate owned expenses, increased by $157,000, contributing most significantly to the increase. Real estate owned expenses have increased as a result of real estates tax expense subsequent to foreclosure or acceptance of deeds-in-lieu of foreclosure and real estate owned property repair and maintenance expenses.

Income Taxes. Income tax expense decreased to a benefit of $5,000 for the six months ended September 30, 2009 from a $108,000 expense for the same period ended September 30, 2008. The decrease in tax expense is primarily attributable to the lower pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $8.7 million. At September 30, 2009, the Bank had $14.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2009, we had $657,000 in four outstanding single-family loan commitments. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2009 totaled $30.8 million, or 73.5% of certificates of deposit. Although the percentage of certificates of deposit that mature within one year is slightly larger than last quarter, it continues to reflect consumers’ hesitancy to invest their funds for longer periods given uncertainties about the economic and interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. With the recent action taken by the Federal Reserve’s Federal Open Market Committee to leave the Fed funds and Discount Window rates and their current benchmarks, we have been able to attract new money deposits with targeted pricing. The local deposit market remains extremely competitive with both regional and national banking institutions “buying the market” for liquidity, several of which are TARP recipients. This has resulted in a very rate sensitive time deposit base. We have the ability to attract and retain these deposits by adjusting the interest rates offered, if deemed appropriate.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt. The Company also has repurchased shares of its common stock. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2009, the Company had liquid assets of $36,000.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

On August 3, 2009, the Board of Directors of the Company declared a one-time cash dividend of $.10 per share. The dividend was paid to stockholders of record as of August 18, 2009, excluding the MHC, on September 1, 2009.

The Bank’s actual and required capital amounts and ratios at September 30, 2009 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,851	9.9%	$1,337	1.5%
General valuation allowance	205
Total capital to risk-weighted assets	$9,056	19.4%	$3,741	8.0%	$4,676	10.0%

Tier 1 capital to risk-weighted assets	$8,851	18.9%	$1,870	4.0%	$2,805	6.0%

Tier 1 capital to total assets	$8,851	9.9%	$3,566	4.0%	$4,458	5.0%

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

For the six months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

During the quarterly period ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	On August 17, 2009, the Company held its Annual Meeting of Shareholders.
(b)	At the meeting, Gary R. Schwend and Timothy W. Deien were elected, each to serve a three-year term.
(c)	Stockholders voted on the following matters:

(i)	The election of directors of the Company:

DIRECTOR	FOR	ABSTAIN

Gary R. Schwend	800,440	3,900

Timothy W. Deien	799,890	4,450

(ii)	The ratification of the appointment of Michael Trokey & Company, P.C. as independent registered public accounting firm for the Company for the fiscal year ended March 31, 2010:

FOR	AGAINST	ABSTAIN

798,067	1,600	4,673

There were no broker non-votes on either matter up for a vote.

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

SUGAR CREEK FINANCIAL CORP.

Dated: November 12, 2009	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer