Form 10-Q
period 2009-12-31
Sugar Creek Financial Corp
filed 2010-02-12
CIK 1382905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 12, 2010 there were 899,009 shares of the registrant’s common stock outstanding, $.01 par value per share.

SUGAR CREEK FINANCIAL CORP.

FORM 10-Q

Index

i

Part I.  Financial Information

Item 1. Financial Statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2009	2009
Assets
Cash and due from banks	$564,637	775,208
Federal funds sold	1,600,018	5,611,104
FHLB daily investment account	5,210,079	2,543,514
Cash and cash equivalents	7,374,734	8,929,826
Stock in FHLB of Chicago	1,660,145	1,660,145
Loans receivable, net of allowance for loan losses of $120,378 at December 31, 2009 and $165,323 at March 31, 2009	75,281,026	79,129,004
Premises and equipment, net	1,088,756	1,130,874
Foreclosed real estate	505,465	357,847
Accrued interest receivable on loans	326,766	315,727
Other assets	557,900	204,640
Total assets	$86,794,792	91,728,063

Liabilities and Stockholders' Equity
Deposits	$65,582,986	67,076,374
Accrued interest payable on deposits	132,702	193,674
Advances from FHLB of Chicago	11,000,000	14,000,000
Advances from borrowers for taxes and insurance	215,614	310,026
Other liabilities	203,505	254,856
Income taxes payable	356,617	619,429
Total liabilities	77,491,424	82,454,359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value, 14,000,000 shares authorized; 906,879 shares issued	9,069	9,069
Additional paid-in capital	3,229,491	3,213,361
Treasury stock, at cost, 7,870 shares and 6,772, respectively	(64,118)	(56,157)
Common stock acquired by employee stock ownership plan	(284,392)	(302,167)
Retained earnings - substantially restricted	6,413,318	6,409,598
Total stockholders' equity	9,303,368	9,273,704
Total liabilities and stockholders' equity	$86,794,792	91,728,063

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income:
Loans receivable	$1,135,009	1,248,261	3,454,141	3,734,861
Securities	-	-	-	-
Other interest-earning assets	710	4,725	5,224	26,182
Total interest income	1,135,719	1,252,986	3,459,365	3,761,043

Interest expense:
Deposits	345,947	461,020	1,204,226	1,395,778
Advances from FHLB of Chicago	140,915	190,294	484,599	627,905
Total interest expense	486,862	651,314	1,688,825	2,023,683
Net interest income	648,857	601,672	1,770,540	1,737,360
Provision for loan losses	20,000	40,046	157,348	51,876
Net interest income after provision for loan losses	628,857	561,626	1,613,192	1,685,484

Noninterest income:
Loan service charges	5,002	4,988	16,639	14,930
Service charges on deposit accounts	37,220	43,548	111,034	123,153
Other	3,904	4,936	14,434	15,058
Total noninterest income	46,126	53,472	142,107	153,141

Noninterest expense:
Compensation and benefits	285,086	279,898	820,348	779,504
Occupancy expense	30,473	25,789	92,678	76,282
Equipment and data processing	87,051	83,039	235,999	268,280
FDIC premium expense	51,548	10,762	133,337	15,011
Advertising	13,344	18,079	25,909	34,483
Supplies expense	11,998	5,114	26,658	22,326
Operations of foreclosed real estate, net	24,910	1,002	92,933	14,414
Other	91,073	80,848	265,587	235,140
Total noninterest expense	595,483	504,531	1,693,449	1,445,440
Earnings before income taxes	79,500	110,567	61,850	393,185

Income tax expense	26,425	44,165	21,189	152,006

Net earnings	$53,075	66,402	40,661	241,179

Basic and diluted earnings per share	$0.06	0.08	0.05	0.28
Dividends per share	$0.10	0.00	0.10	0.00

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$40,661	241,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	78,105	79,493
ESOP expense	12,987	15,636
Equity incentive plan expense	20,918	11,653
Amortization of deferred loan fees, net	(27,654)	(15,020)
Provision for loan losses	157,348	51,876
Provision for losses on foreclosed real estate	34,357	-
Decrease (increase) in accrued interest receivable	(11,039)	329
Decrease (increase) in other assets	(353,260)	15,533
Increase (decrease) in:
Accrued interest on deposits	(60,972)	(47,133)
Other liabilities	(51,351)	(63,241)
Accrued income taxes	(262,812)	163,465
Net cash provided by (used for) operating activities	(422,712)	453,770
Cash flows from investing activities:
Net change in loans receivable	3,234,813	(2,773,512)
Purchase of premises and equipment	(35,987)	(200,337)
Proceeds from foreclosed real estate	301,496	-
Net cash provided by (used for) investing activities	3,500,322	(2,973,849)
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,493,388)	3,183,762
Decreases in advances from borrowers for taxes and insurance	(94,412)	(137,233)
Proceeds from advances from FHLB	-	19,500,000
Repayment of advances from FHLB	(3,000,000)	(16,500,000)
Dividends paid	(36,941)	-
Repurchase of common stock	(7,961)	(200,067)
Net cash provided by (used for) financing activities	(4,632,702)	5,846,462
Net increase (decrease) in cash and cash equivalents	(1,555,092)	3,326,383
Cash and cash equivalents at beginning of period	8,929,826	3,167,225
Cash and cash equivalents at end of period	$7,374,734	6,493,608
Supplemental disclosures - cash paid:
Interest on deposits and advances from FHLB	$1,762,180	2,080,884
Federal and state income taxes	26,425	152,006
Real estate and repossessions acquired in settlement of loans	$483,471	43,176

See accompanying notes to consolidated financial statements.

SUGAR CREEK FINANCIAL CORP. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles.  However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  Subsequent events have been evaluated through February 12, 2010, which is the date the financial statements were issued.

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

(2)           Mutual Holding Company Reorganization and Minority Stock Issuance

Sugar Creek Financial Corp. (the “Company”) was organized as a federal corporation at the direction of Tempo Bank (the “Bank”) in connection with the mutual holding company reorganization of the Bank. The reorganization was completed on April 3, 2007. In the reorganization, the Company sold 45% of its outstanding shares of common stock to the public, and issued 55% of its outstanding shares of common stock to Sugar Creek MHC, the mutual holding company of the Bank. The Company loaned $355,490 to a trust for the Employee Stock Ownership Plan (“the ESOP”) enabling the ESOP  to purchase 35,549 shares of common stock in the offering for the benefit of the Bank’s employees.  In addition, a contribution of $50,000 was made to capitalize Sugar Creek MHC. Costs incurred in connection with the common stock offering were recorded as a reduction of the proceeds from the offering and totaled $679,000.  The Company owns all of the Bank’s capital stock.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net earnings	$53,075	66,402	$40,661	241,179

Weighted-average shares - Basic EPS	870,275	863,524	870,170	870,536
Effect of dilutive stock awards	1,245	2,205	940	792
Weighted-average shares - Diluted EPS	871,520	865,729	871,110	871,328

Basic earnings per common share	$0.06	0.08	$0.05	0.28
Diluted earnings per common share	$0.06	0.08	$0.05	0.28
Anti-dilutive shares	-	-	-	-

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

A summary of the Company’s restricted stock award expense under the Plan is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Pre-tax	$6,973	6,973	20,918	11,653
After-tax	4,254	4,254	12,760	7,108
Diluted earnings per common share	$0.00	0.00	0.01	0.01

                At December 31, 2009, the total unrecognized expense related to restricted stock awards was approximately $101,000 and is expected to be recognized over the weighted-average period of 3.5 years.

Non-vested stock awards activity for the nine months ended December 31, 2009 is summarized as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Nonvested at March 31, 2009	17,774	$7.90
Granted	-
Vested	(3,559)	7.90
Forfeited	-
Nonvested at December 31, 2009	14,215	$7.90

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

Valuation Techniques

               Available for sale securities are carried at fair value utilizing Level 1 and Level 2 inputs.  For debt securities, the Bank obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.  The Company had no debt securities at December 31, 2009.

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

         At December 31, 2009, the Company did not have any available for sale securities or impaired loans under FASB ASC 310-10-35.

         Non-financial assets measured on a non-recurring basis include foreclosed real estate of $505,000 at December 31, 2009.

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

.	Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.
.	The carrying amounts of accrued interest receivable and payable approximate fair value.

.	Deposits with no defined maturities, such as NOW accounts, savings accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date.
.	The fair values of certificates of deposit and advances from FHLB are computed at fixed spreads to treasury securities with similar maturities.

	December 31,		March 31,
	2009	2009	2009	2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Non-trading instruments and nonderivatives:
Cash and cash equivalents	$7,374,734	7,374,734	8,929,826	8,929,826
Stock in FHLB of Chicago	1,660,145	1,660,145	1,660,145	1,660,145
Loans receivable, net	75,281,026	78,066,144	79,129,004	82,770,610
Accrued interest receivable	326,766	326,766	315,727	315,727
Deposits	65,582,986	65,218,671	67,076,374	66,748,824
Accrued interest on deposits	132,702	132,702	193,674	193,674
Advances from FHLB of Chicago	$11,000,000	11,573,613	14,000,000	14,825,091

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended December 31, 2009 and 2008 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Overview – Financial Highlights

Financial Condition. Total assets at December 31, 2009 were $86.8 million compared to $91.7 million at March 31, 2009. Asset shrinkage was lead by a $3.8 million decrease in loans receivable caused by loan prepayments and a decrease in cash and cash equivalents used to fund a $1.5 million decline in deposits. Liability shrinkage was lead by a $3.0 million decrease in advances from FHLBC.

             Operating Results. During the nine month period ended December 31, 2009,  net earnings of $41,000 was recorded compared to net earnings of $241,000 for the comparable 2008 period.  The decrease in net earnings for the period was primarily due to an increased loan loss provision, an increase in FDIC premium expense and higher costs related to foreclosed real estate.

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

Balance Sheet Analysis

Loans Receivable, Net.   Loans receivable, net of allowance for loan losses, decreased to $75.3 million at December 31, 2009 from $79.1 million at March 31, 2009.  The decrease consisted primarily of one-to four-family residential real estate loans and was primarily due to loan prepayments.

Nonaccrual loans at December 31, 2009 decreased to $280,000 compared to $1.8 million at March 31, 2009. Nonaccrual loans at December 31, 2009 consisted of two single-family loans aggregating $250,000, one commercial land loan of $17,000 and four consumer loans totaling $13,000. At March 31, 2009, there were eight single-family loans aggregating $1.5 million; two loans secured by commercial real estate aggregating $176,000; and nine consumer loans of $93,000 classified as nonaccrual. Nonaccrual loans continue to be impacted by a slow local and regional economy, job layoffs, and divorce and health issues affecting our borrowers.  There were three single-family troubled debt restructurings totaling $652,000 at December 31, 2009.  There were no loans 90 days or more past due and still accruing at either date. Foreclosed real estate consisted of two single-family residential properties. Other repossessed assets consisted of one automobile loan.

	December 31,	March 31,
(Dollars in thousands)	2009	2009
Nonaccrual loans:
Residential real estate	$250	$1,515
Multi-family	-	-
Commercial	17	176
Consumer	13	93
Troubled debt restructurings	652	-
Total nonperforming loans	932	1,784

Foreclosed real estate - residential	505	358
Other repossessed assets - autos	10	6
Total	515	364

Total nonperforming assets	$1,447	$2,148

Total nonperforming loans to total loans	1.23%	2.25%
Total nonperforming loans to total assets	1.07	1.94
Total nonperforming assets to total assets	1.67%	2.34%

At December 31, 2009, we had no loans which were not currently classified as nonaccrual, 90 days past due or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure in nonaccrual, 90 days past due or impaired.

For the nine months ended December 31, 2009, the amount of interest income collected (and recognized) on nonperforming loans and the contractual amount due during the period was $17,000 and $18,000, respectively.

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

At December 31, 2009, we owned $1.7 million of FHLBC stock, of which $914,000 was considered excess or voluntary stock. Based on the liquidity needs of Tempo Bank and subject to the stock redemption guidelines of the FHLBC, Tempo Bank expects to redeem the majority of its excess or voluntary stock as soon as an official redemption policy has been announced by the FHLBC.

               Premises and Equipment, Net.  Premises and equipment, net decreased $42,000 to $1.1 million at December 31, 2009 as a result of depreciation expense, net of purchases.

               Other Assets.  At December 31, 2009, other assets increased by $353,000 to $558,000 at December 31, 2009 due primarily to the FDIC’s levy of a 3 year prepaid deposit insurance premium.

Deposits. Deposit balances decreased to $65.6 million at December 31, 2009 from $67.1 million at March 31, 2009. Deposits decreased, in part, due to rate sensitive deposits being withdrawn during the period.

Borrowings. We use short-term, cash equivalent FHLBC advances as an additional source of liquidity. FHLBC advances declined at December 31, 2009 to $11.0 million from $14.0 million as compared with March 31, 2009.

Other Liabilities.  Advances from borrowers for taxes and insurance decreased $94,000 to $216,000 at December 31, 2009 due to payments made for real estate taxes.  Other liabilities decreased $51,000 to $204,000 at December 31, 2009 as a result of timing and payment of certain accrual items.

Results of Operations for the Three Months Ended December 31, 2009 and 2008.

Total Interest Income. Total interest income decreased $117,000 to $1.1 million for the three months ended December 31, 2009.  The decrease was largely due to a reduction in loans receivable.  The Bank does not expect to receive cash or stock dividends on its FHLBC stock for the foreseeable future.

Total Interest Expense. Total interest expense decreased $164,000 to $487,000 for the three months ended December 31, 2009 from $651,000 for the three months ended December 31, 2008. The decrease resulted primarily from lower deposit and FHLBC advance balances and lower average rates paid for deposits.

Net Interest Income.  Net interest income increased $47,000 to $649,000 for the three months ended December 31, 2009 from $602,000 for the three months ended December 31, 2008.  The increase is due primarily to the lower deposit rates.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio.  In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans.  During the quarter ended December 31, 2009, the Bank recorded a provision for loan losses of $20,000. In the comparable period for 2008, the Bank recorded a provision for loan losses of $40,000. The effects of the economic downturn and unemployment are negatively impacting our market area, causing an increase in delinquencies and a decrease in collateral values.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, loan service charges, and other income.  Total noninterest income decreased for the three month period ended December 31, 2009 to $46,000 from $53,000 for the three months ended December 31, 2008 due primarily to lower service charges on deposit accounts.

Noninterest Expense.  Noninterest expense primarily consists of salaries and employee benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses.  Total noninterest expense increased by $91,000 to $595,000 for the three months ended December 31, 2009 from $505,000 for the three months ended December 31, 2008 primarily due to higher FDIC premium expense and operations of foreclosed real estate.

Income Taxes.  Income tax expense for the three months ended December 31, 2009 was $26,000 compared $44,000 for the three months ended December 31, 2008. The decrease in tax expense is primarily attributable to lower pre-tax earnings.

Results of Operations for the Nine Months Ended December 31, 2009 and 2008.

General.  The Company recorded net earnings of $41,000 for the nine months ended December 31, 2009 compared with net earnings $241,000 for the same period last year.  The $200,000 decrease in net earnings was primarily due to a higher loan loss provision, an increase in FDIC premium expense and higher costs related to foreclosed real estate.

The following table summarizes average balances and annualized average yields and costs for the nine months ended December 31, 2009 and 2008.
	Nine Months Ended December 31,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans	$76,574	$3,454	6.01%	$82,627	$3,735	6.03%
Stock in FHLB of Chicago	1,660	-	-	1,660	-	-
Other interest-earning assets	8,000	5	0.08%	3,339	26	1.04%
Total interest-earning assets	86,234	3,459	5.35%	87,626	3,761	5.72%

Noninterest-earning assets	3,466			3,127
Total assets	89,700			90,753

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
NOW accounts	$4,362	$16	0.49%	$4,361	$16	0.49%
Savings accounts	8,180	43	0.70%	7,443	38	0.68%
Money market accounts	7,821	105	1.79%	4,438	87	2.61%
Certificates of deposit	43,493	1,040	3.19%	41,240	1,255	4.06%
Total interest-bearing deposits	63,856	1,204	2.51%	57,482	1,396	3.24%

FHLB advances	13,000	485	4.97%	20,389	628	4.11%
Other borrowings	–	–	–	–	–	–
Total interest-bearing liabilities	$76,856	$1,689	2.93%	$77,871	$2,024	3.47%

Noninterest-bearing NOW accounts	2,704			2,695
Other noninterest-bearing liabilities	859			927
Total liabilities	80,419			81,493

Stockholders’ equity	9,281			9,260
Total liabilities and stockholders’ equity	$89,700			$90,753

Net interest income		$1,770			$1,737
Interest rate spread			2.42%			2.25%

Net interest margin		2.74%			2.64%

Average interest-earning assets to average interest-bearing liabilities	112.20%			112.53%
Total Interest Income. Total interest income decreased $302,000 to $3.5 million for the nine months ended December 31, 2009 from $3.8 million for the same period ended December 31, 2008. The decrease was largely due to a reduction in loan receivable balances and interest rates earned for overnight funds.

Total Interest Expense. Total interest expense decreased by $335,000 to $1.7 million for the nine months ended December 31, 2009 from $2.0 million for the comparable prior year period. The decline was due primarily to lower deposit rates and a lower FHLB advance balance.

Net Interest Income. Net interest income increased by $33,000 to $1.8 million for the nine months ended December 31, 2009 from $1.7 million for the nine months ended December 31, 2008 as a result of lower average rates paid for deposits and a lower FHLB advance balance.

Provision for Loan Losses. We establish provisions for loan losses which are charged to operations at a level we believe to be appropriate to our risk profile. These provisions represent management’s best estimate of probable loan losses in the portfolio. In evaluating the allowance for loan losses, management considers historical loss experience, the composition of the loan portfolio, adverse situations that might impact a borrower’s ability to repay the loan, the value of the underlying collateral, and other information, including level of nonaccrual loans. During the nine month period ended December 31, 2009, we recorded a provision for loan losses of $157,000, compared to $52,000 in the comparable prior period.

Analysis of Loan Loss Experience	Nine Months Ended
	December 31,
(Dollars in thousands)	2009	2008
Allowance at beginning of period	$165	$124

Provision for loan losses	157	52

Charge-offs:
One- to four- family	(201)	-
Consumer loans	(1)	(11)
Total charge-offs	(202)	(11)

Recoveries:
One- to four- family	-	-
Consumer loans	-	-
Total recoveries	-	-
Net recoveries (charge-offs)	(202)	(11)

Allowance at end of period	$120	$165

Allowance to nonperforming loans	12.88%	11.26%
Allowance to total loans	0.16%	0.20%
Annualized net charge-offs (recoveries) to average loans outstanding	0.35%	0.02%

Noninterest Income. Noninterest income includes service charges on deposit accounts, loan service charges, and other noninterest income. Total noninterest income decreased for the nine months ended December 31, 2009 to $142,000 from $153,000 for the same period ended December 31, 2008. The decrease was primarily a result of lower service charges on deposit accounts offset by an increase in loan service charges.

Noninterest Expense. Noninterest expense primarily consists of compensation and benefits, equipment and data processing, occupancy, FDIC premium expense and other expenses.  Noninterest expense increased by $248,000 due primarily to a higher FDIC premium expense and higher expenses related to foreclosed real estate.

                FDIC premium expense increased by $118,000 to $133,000 for the nine months ended December 31, 2009, compared to $15,000 for the same period last year as a result of higher quarterly assessments and one special assessment.  On May 22, 2009, the FDIC issued a final rule that imposed a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was paid to the FDIC on September 30, 2009.  The cost of this special assessment to Tempo Bank was $41,000.  In addition, the quarterly premium increased due to a higher risk-based assessment, which considers the supervisory rating and certain financial ratios of each financial institution.

               Operations of foreclosed real estate increased by $79,000 as a result of higher holding costs, primarily consisting of real estate taxes, repairs and other maintenance expenses.  In addition, the Bank incurred losses on foreclosed real estate of $34,000 during the 2009 period.

               Other noninterest expense increased by $31,000 due to higher legal costs associated with operating as a public company, travel expenses and education costs.

Equipment and data processing expenses decreased by $32,000 to $236,000 for the nine months ended December 31, 2009 as a result of costs associated with implementation of new products in the comparable 2008 period.

Income Taxes. Income tax expense decreased to $21,000 for the nine months ended December 31, 2009 from $152,000 for the same period ended December 31, 2008. The decrease in income tax expense is primarily attributable to lower pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At December 31, 2009, cash and cash equivalents totaled $7.4 million. At December 31, 2009, the Bank had $11.0 million in FHLBC advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At December 31, 2009, we had $400,000 in one outstanding single-family loan commitment.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of December 31, 2009 totaled $30.9 million, or 74.5% of certificates of deposit.  Although the percentage of certificates of deposit that mature within one year is slightly larger than last quarter, it continues to reflect consumers’ hesitancy to invest their funds for longer periods given uncertainties about the economic and interest rate environment.

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

    The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders, and interest and principal on outstanding debt, if any.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years.  At December 31, 2009, the Company had liquid assets of $49,000.

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

               Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

The Bank’s actual and required capital amounts and ratios at December 31, 2009 are as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Stockholders' equity of the Bank	$8,917	10.3%	$1,302	1.5%
General valuation allowance	120
Total capital to risk-weighted assets	$9,037	19.6%	$3,686	8.0%	$4,607	10.0%

Tier 1 capital to risk-weighted assets	$8,917	19.4%	$1,843	4.0%	$2,764	6.0%

Tier 1 capital to total assets	$8,917	10.3%	$3,472	4.0%	$4,340	5.0%

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

For the nine months ended December 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Legal Proceedings

In January 2010, Tempo Bank was named as a defendant, along with other financial institutions and a brokerage firm, in a proposed class action lawsuit alleging violations of Illinois Consumer Fraud and Deceptive Business Practices Act and negligence.  The plaintiff seeks class action status for an alleged 40 – 100 similarly situated persons.  Tempo Bank has filed a motion to dismiss the complaint.

Management believes, after consultation with counsel, that the likelihood of a favorable outcome on defending the lawsuit is good.  Management believes that a negative outcome would not be material to the financial condition of the Bank or Company.

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

During the quarterly period ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  During the quarter ended December 31, 2009, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flow.

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

SUGAR CREEK FINANCIAL CORP.

Dated: February 12, 2010	By:	/s/ Robert J. Stroh, Jr.
Robert J. Stroh, Jr.
Chairman, Chief Executive Officer and
Chief Financial Officer